Form 10-Q
period 1996-03-31
WARREN BANCORP INC
filed 1996-05-14
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________________ to ___________________

Commission File No. 0-17222

                              WARREN BANCORP, INC.
             (Exact Name of registrant as specified in the charter)

     MASSACHUSETTS                                            04-3024165
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

10 MAIN STREET, PEABODY, MASSACHUSETTS                                 01960
(Address of principal executive offices)                             (Zip Code)

                                 (508) 531-7400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.

            Yes /x/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at May 8, 1996
- ---------------------------------------          --------------------------
Common Stock, par value $.10 per share                     3,705,887

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                    March 31,          December 31,
                                                                                                      1996                 1995
                                                                                                    ---------          ------------
                                     ASSETS                                                                  (Unaudited)
Cash and due from banks (non-interest bearing) ...........................................          $   9,080           $   8,869
Money market funds and overnight investments .............................................             11,920               5,300
Investment and mortgage-backed securities available for sale  (amortized cost of $103,773
   at March 31, 1996 and $104,672 at December 31, 1995) ..................................            104,493             106,838
Other investments (market value of $6,943 at March 31, 1996 and $6,943 at
   December 31, 1995) ....................................................................              6,703               6,703
Loans held for sale ......................................................................              2,164               2,809
Loans ....................................................................................            211,527             216,692
Allowance for loan losses ................................................................             (4,533)             (4,533)
                                                                                                    ---------           ---------
   Net loans .............................................................................            206,994             212,159
Banking premises and equipment, net ......................................................              4,659               4,757
Accrued interest receivable ..............................................................              2,666               2,399
Real estate acquired by foreclosure or substantively repossessed .........................              2,882               3,092
Other assets .............................................................................              3,321               2,928
                                                                                                    ---------           ---------
   Total assets ..........................................................................          $ 354,882           $ 355,854
                                                                                                    =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ..............................................................................          $ 316,620           $ 314,850
   Borrowed funds ........................................................................              4,057               7,368
   Escrow deposits of borrowers ..........................................................              1,029                 767
   Accrued interest payable ..............................................................                560                 588
   Accrued expenses and other liabilities ................................................                848               1,043
                                                                                                    ---------           ---------
     Total liabilities ...................................................................            323,114             324,616
                                                                                                    ---------           ---------


Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none .......................................................               --                  --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued and outstanding - 3,717,807 shares and 3,637,542 shares ......................                370                 364
   Additional paid-in capital ............................................................             34,079              33,911
   Accumulated deficit ...................................................................             (3,142)             (4,401)
                                                                                                    ---------           ---------
                                                                                                       31,307              29,874
   Unrealized gain on marketable securities available for sale, net ......................                461               1,364
                                                                                                    ---------           ---------

      Total stockholders' equity .........................................................             31,768              31,238
                                                                                                    ---------           ---------

      Total liabilities and stockholders' equity .........................................          $ 354,882           $ 355,854
                                                                                                    =========           =========

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                         1996                1995
                                                                         ----                ----
                                                                               (Unaudited)
                                                               (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans ......................................             $4,972             $ 4,989
   Interest and dividends on investments ..................              1,137                 793
   Interest on mortgage-backed securities .................                863                 902
                                                                        ------             -------
      Total interest and dividend income ..................              6,972               6,684
                                                                        ------             -------

Interest expense:
   Interest on deposits ...................................              2,814               2,514
   Interest on borrowed funds .............................                113                 124
                                                                        ------             -------
      Total interest expense ..............................              2,927               2,638
                                                                        ------             -------

      Net interest income .................................              4,045               4,046
Provision for (recovery of) loan losses ...................                135                 (47)
                                                                        ------             -------
      Net interest income after provision for (recovery of)
         loan losses ......................................              3,910               4,093
                                                                        ------             -------

Non-interest income:
   Loan servicing fees ....................................                145                 190
   Customer service fees ..................................                242                 233
   Gains on sales of investment securities, net ...........                201                --
   Gains on sales of mortgage loans and mortgage-servicing
    rights, net ...........................................                 50                 115
   Other ..................................................                  0                   8
                                                                        ------             -------

      Total non-interest income ...........................                638                 546
                                                                        ------             -------

      Income before non-interest expense and income taxes .              4,548               4,639
                                                                        ------             -------

Non-interest expense:
   Salaries and employee benefits .........................              1,393               1,296
   Office occupancy and equipment .........................                281                 278
   Professional services ..................................                109                 133
   Marketing ..............................................                 13                  20
   Deposit insurance ......................................                  1                 204
   Real estate operations .................................                 50                 259
   Outside data processing expense ........................                121                 116
   Other ..................................................                434                 400
                                                                        ------             -------
      Total non-interest expenses .........................              2,402               2,706
                                                                        ------             -------


       Income before income taxes .........................              2,146               1,933
 Income tax expense .......................................                517                 724
                                                                        ------             -------

     Net income ...........................................             $1,629             $ 1,209
                                                                        ======             =======

     Net income per common and common equivalent share ....             $ 0.42             $  0.32
                                                                        ======             =======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1996


                                                                                                  Unrealized
                                                                                                Gain (Loss) On
                                                                                  Retained        Marketable
                                                               Additional         Earnings        Securities
                                                  Common         Paid-in        (Accumulated     Available for
                                                   Stock         Capital          Deficit)         Sale, Net            Total
                                                  ------       ----------       ------------    --------------        --------
                                                                                 (Unaudited)
                                                                           (Dollars in thousands)

Balance at December 31, 1994 ............          $354          $33,759          ($8,702)          ($1,616)          $ 23,795

   Net income ...........................           --              --              1,209              --                1,209

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net ............           --              --               --               1,170              1,170

   Issuance of 2,976 shares for exercise
    of options and 401K benefit plan ....           --                13             --                --                   13
                                                  ------       ----------       ------------    --------------        --------

Balance at March 31, 1995 ...............          $354          $33,772          ($7,493)          ($  446)          $ 26,187

   Net income ...........................           --              --              4,173              --                4,173

   Dividend paid ........................           --              --             (1,081)             --               (1,081)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net ............           --              --               --               1,810              1,810

   Issuance of 89,821 shares for exercise
    of options and 401K benefit plan ....            10              139             --                --                  149
                                                  ------       ----------       ------------    --------------        --------

Balance at December 31, 1995 ............          $364          $33,911          ($4,401)          $ 1,364           $ 31,238

   Net income ...........................           --              --              1,629              --                1,629

   Issuance of 80,265 shares for exercise
    of options ..........................             6              168             --                --                  174

   Dividend paid ........................           --              --               (370)             --                 (370)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net ............           --              --                 --              (903)              (903)
                                                  ------       ----------       ------------    --------------        --------

Balance at March 31, 1996 ...............          $370          $34,079          ($3,142)          $   461           $ 31,768
                                                  ======       ==========       ============    ==============        ========



See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               1996              1995
                                                                               ----              ----
                                                                                   (In thousands)
                                                                                     (Unaudited)
Cash flows from operating activities:
   Net Income ....................................................          $  1,629           $ 1,209

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses .....................               135               (47)
     Depreciation and amortization ...............................               135               142
     Deferred income taxes .......................................               641               171
     Amortization (accretion) of premiums, fees and discounts ....               (51)               12
     (Gains) on sales of investment securities ...................              (201)             --
     (Gains) on sales of mortgage loans ..........................               (50)             (115)
     Provision for losses on real estate acquired by foreclosure .                20               143
     (Gains) on sale of real estate acquired by foreclosure ......               (18)              (28)
     (Increase) decrease in loans held for sale ..................               645              (683)
     Decrease in accrued interest receivable .....................               267                17
     (Increase) in other assets ..................................            (1,034)             (143)
     Decrease in accrued interest payable ........................               (28)              (22)
     Increase in other liabilities ...............................                67               647
                                                                            --------           -------

         Net cash provided by operating activities ...............             2,157             1,303
                                                                            --------           -------

Cash flows from investing activities:
   Net (increase) in money market funds and overnight investments             (6,620)           (2,800)
   Purchase of investment securities .............................           (17,650)           (3,821)
   Proceeds from sales of investment securities available for sale            10,360             4,127
   Proceeds from maturities of investment securities .............             6,500              --
   Purchase of mortgage-backed securities ........................            (1,911)             --
   Proceeds from sales of real estate acquired by foreclosure ....               209             1,177
   Capital expenditures for real estate acquired by foreclosure ..              --                 (39)
   Proceeds from payments of mortgage-backed securities ..........             3,853             1,518
   Net decrease (increase) in loans ..............................             5,087            (3,984)
   Purchases of premises and equipment ...........................               (37)              (95)
                                                                            --------           -------

      Net cash used by investing activities ......................          ($   209)          ($3,917)
                                                                            --------           -------

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1996              1995
                                                                           ----              ----
                                                                               (In thousands)
Cash flows from financing activities:                                           (Unaudited)
Net increase in deposits ......................................          $ 1,770           $   588
Proceeds from Federal Home Loan Bank advances .................              403               120
Principal payments on Federal Home Loan Bank advances .........           (3,605)             (300)
Net increase (decrease) in other borrowed funds ...............             (109)              210
Dividends paid ................................................             (370)             --
Proceeds from issuance of common stock ........................              174                13
                                                                         -------           -------

       Net cash provided by (used in) financing activities ....           (1,737)              631
                                                                         -------           -------

Net increase (decrease) in cash and due from banks ............              211            (1,983)
Cash and due from banks at beginning of period ................            8,869             8,231
                                                                         -------           -------

Cash and due from banks at end of period ......................          $ 9,080           $ 6,248
                                                                         =======           =======

Cash paid during the period for:
    Interest ..................................................          $ 2,995           $ 2,660
    Income taxes ..............................................          $   547           $   400

Supplemental noncash investing and financing activities:

   Real estate foreclosures ...................................          $     5           $    39

  Decrease in unrealized gain on investment and mortgage-backed
   securities available for sale, net of estimated income taxes          $  (903)          $(1,170)


 See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

         The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 1995. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Certain amounts have been reclassified to conform with the 1996 presentation.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

         Earnings-per-share data are based upon the average daily number of shares and share equivalents (options) outstanding, which was 3,880,000 for the quarter ended March 31, 1996 and for the quarter ended March 31, 1995 was 3,775,000.

OTHER

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which became effective for the Corporation on January 1, 1996. This statement established a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grand date, the exercise price of options granted is equal to the fair market value of the Corporation's stock. The Corporation has elected to continue to follow the accounting method under APB Opinion No. 25.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the three months ended March 31, 1996 (the "1996 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 1996 quarter primarily due to gains from the sale of investment securities, reduced real estate operations expense and reduced income tax expenses compared to the quarter ended March 31, 1995 (the "1995 quarter"). In addition, deposit insurance expense decreased during the 1996 quarter due to the Federal Deposit Insurance Corporation (the "FDIC") reducing the premium it charges banks for deposit insurance. Please see the "Results of Operations for the Three-Months Ended March 31, 1996," for further discussion on these items.

         Real estate acquired by foreclosure decreased by $200,000 to $2.9 million at March 31, 1996. Nonperforming loans decreased by $800,000 to $3.4 million during the 1996 quarter from December 31, 1995. Management continues to monitor these non-performing asset portfolios closely with special attention being given to residential and commercial real estate loans, properties and land which comprise a substantial portion of the Corporation's nonperforming assets.

         If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

SUBSEQUENT EVENTS

         On April 18, 1996, the Corporation declared a quarterly dividend of eleven cents ($.11) per share and a special dividend of ten cents ($.10) per share. Both are payable May 14, 1996 to stockholders of record on April 29, 1996.

         In addition, the Board of Directors of the Corporation has authorized management to repurchase up to 225,000 shares of its common shares in the open market. This repurchase program commenced on April 22 and may be discontinued at any time. The 225,000 authorized shares represents the repurchase of approximately 6% of the outstanding shares.

1995 REGULATORY PROCEEDINGS

         On February 22, 1995, the FDIC and on February 28, 1995, the Massachusetts Commissioner of Banks (the "Commissioner") terminated the Cease and Desist Order (the "Order") which the Bank had consented to in December, 1991 and had been in effect since that time. The Order was replaced by informal supervisory arrangements set forth in resolutions of the Bank's Board of Directors adopted on February 15, 1995. Under this informal reporting relationship, the Bank, among other things, continued to file with the FDIC and the Commissioner a written plan for certain adversely classified credits. The resolutions also specified that the Bank had to attain a leverage capital ratio of 7.00% in order to pay a dividend which, in turn, could not exceed 33% of the Bank's earnings for the period covered by the dividends.

         In the fourth quarter of 1995, the Bank was informed by the FDIC and the Commissioner that the Board resolutions were no longer necessary, and at its December, 1995 meeting, the Bank's Board of Directors dissolved those resolutions.

ASSET/LIABILITY MANAGEMENT

         A primary objective of the Corporation's asset/liability management policy is to manage interest-rate risk over time to achieve a prudent level of net interest income in changing interest-rate environments. Management's strategies are intended to be responsive to changes in interest rates and to recognize market demands for particular types of deposit and loan products. These strategies are overseen by an internal Asset/Liability Management Committee and by the Finance, Audit and Compliance Committee of the Board of Directors.

         The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 1996. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months.

INTEREST-RATE SENSITIVITY POSITION

                                                                         MARCH 31, 1996
                                                                         --------------
                                                0-3            3-6            6-12           1-5         OVER 5
                                              MONTHS         MONTHS          MONTHS         YEARS        YEARS
                                              ------         ------          ------         -----        -----
                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................     $  29,936       $   6,580       $  7,796       $29,365      $  --
Loans held for sale ...................         2,164            --             --            --           --
Adjustable-rate loans .................        68,393          35,836         51,237        26,261         --
Fixed-rate loans ......................         4,547             814          3,329         7,897        9,815
Mortgage-backed securities ............         7,190           8,387         12,583        11,664        6,799
                                            ---------       ---------       --------       -------      -------
   Total interest sensitive assets ....       112,230          51,617         74,945        75,187       16,614
                                            ---------       ---------       --------       -------      -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................        11,570          11,570           --            --           --
Time deposits .........................        31,056          29,951         43,389        27,859           75
Other deposits (a) ....................        72,982          72,982            239          --           --
Borrowings ............................         1,588            --            2,000          --            469
                                            ---------        --------        -------       -------      -------
  Total interest sensitive liabilities       117,196         114,503         45,628        27,859          544
                                            ---------       ---------       --------       -------      -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................     $  (4,966)      $ (62,886)      $ 29,317       $47,328      $16,070
                                            =========       =========       ========       =======      =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities      $  (4,966)      $ (67,852)      $(38,535)      $ 8,793      $24,863
                                            =========       =========       ========       =======      =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......          95.8%           70.7%          86.1%        102.9%       108.1%
                                            =========       =========       ========       =======      =======

Cumulative excess (deficiency) as a
 percentage of total assets ...........          (1.4)%         (19.1)%        (10.9)%         2.5%         7.0%
                                            =========       =========       ========       =======      =======

- ----------
(a)  Other deposits consist of regular savings, club and N.O.W. accounts.

         Interest-rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which might affect the sensitivity of assets and liabilities and consequently cannot be used alone to predict the operating results of a financial institution in a changing environment. However, these measurements do reflect major trends and thus the Corporation's sensitivity to interest rates changes over time.

LIQUIDITY

         The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Massachusetts Mutual Savings Central Fund, Inc. During the 1996 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Mutual Savings Central Fund.

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $2.6 million at March 31, 1996.

         During 1996, the primary sources of liquidity were $9.4 million in loan sales, proceeds from sale of investments of $10.4 million, proceeds from maturities of investment securities of $6.5 million, and proceeds from paydowns of mortgage-backed securities of $3.9 million. Primary uses of funds were $20.0 million in residential, commercial real estate and commercial loan originations and $19.6 million to purchase investment and mortgage-backed securities. At March 31, 1996, the Bank had $11.9 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. As noted under "Subsequent Events" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Corporation recently declared two dividends and a stock repurchase plan which will be funded by dividends paid by the Bank to the Corporation.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 1996:

                                                                  (IN THOUSANDS)
                  Less than 3 months...........................       $ 6,609
                  3 to 6 months................................         4,173
                  6 to 12 months...............................         3,893
                  More than 12 months..........................         2,477
                                                                      -------
                                                                      $17,152

CAPITAL ADEQUACY

         Total stockholders' equity at March 31, 1996 was $31.8 million, an increase of $600,000 from $31.2 million at the end of 1995. Included in stockholders' equity at March 31, 1996 is an unrealized gain on marketable securities available for sale, which increased stockholders' equity, of $461,000 as compared to an unrealized gain at December 31, 1995 of $1.4 million. This unfavorable change in the market value of marketable securities available for sale was due to increased interest rates during the 1996 period. Future interest-rate increases could further reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.95% at March 31, 1996 compared to 8.78% at December 31, 1995.

         At March 31, 1996, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on marketable equity securities as a reduction of Tier I capital. At March 31, 1996, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $461,000, of which the unrealized loss on marketable equity securities was zero.

         The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 1996, the FRB leverage capital ratio was 8.88% compared to 8.47% at December 31, 1995.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 1996, the Bank's leverage capital ratio, under FDIC guidelines, was 8.79% compared to 8.43% at December 31, 1995.

         If the unrealized gain on marketable securities available for sale were used in the calculation of Tier I capital, i.e. if GAAP were used in the calculation, the Bank's leverage capital ratio would have been 8.86% at March 31, 1996 for the FDIC and the Corporation's leverage capital ratio would have been 9.21% for the FRB.

         As noted in "Subsequent Events" above, the Corporation in April declared two dividends totaling approximately $784,000 and a stock buyback program which will be funded by a dividend paid by the Bank to the Corporation. These will reduce both the Corporation's and the Bank's capital.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 14.56% and 14.43%, respectively, at March 31, 1996 compared to 13.71% and 13.65% at December 31, 1995, thus exceeding their risk-based capital requirements.

         As of March 31, 1996, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 14.43%, 13.17%, and 8.79%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets decreased to $354.9 million at March 31, 1996 from $355.9 million at December 31, 1995. Decreases occurred in residential mortgage loans and were offset by increases in money market funds and overnight investments, commercial loans and commercial real estate loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, increased to $123.1 million at March 31, 1996 from $116.7 million at December 31, 1995. A majority of this increase was from the purchases of overnight investments, U.S. Treasury and U.S. Government Agency obligations, corporate notes and preferred stock. Mortgage-backed securities decreased to $46.6 million at March 31, 1996 from $48.6 million at December 31, 1995. The decrease in the market value of these investments was due to the increase in interest rates during 1996. Further increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 1996 ARE AS FOLLOWS:

                                                                    GROSS          GROSS
                                        AMORTIZED   UNREALIZED    UNREALIZED       MARKET
                                           COST        GAINS        LOSSES         VALUE
                                        ---------   ----------    ----------      --------
                                                         (IN THOUSANDS)
OVERNIGHT
Federal Home Loan Bank of Boston
 overnight deposits ................     $ 10,420     $  --        $    --        $ 10,420
Federal funds sold .................        1,500        --             --           1,500
                                         --------     -------      ---------      --------
                                           11,920        --             --          11,920
                                         --------     -------      ---------      --------
AVAILABLE-FOR-SALE
Fixed income mutual funds ..........       20,941         533           --          21,474
FNMA mortgage-backed securities ....       29,926         842             (9)       30,759
GNMA mortgage-backed securities ....       16,697        --             (448)       16,249
U.S. Government and related
 obligations .......................       16,141           8            (62)       16,087
Corporate notes ....................       12,096          12             (8)       12,100
Common stock warrants ..............         --            14           --              14
Preferred stock ....................        7,972          48           (210)        7,810
                                         --------     -------      ---------      --------
                                          103,773       1,457           (737)      104,493
                                         --------     -------      ---------      --------

OTHER
Foreign government bonds and
  notes ............................          500        --             --             500
Stock in Federal Home Loan Bank
  of Boston ........................        4,110        --             --           4,110
Stock in Mutual Savings Central
  Fund, Inc. .......................          108        --             --             108
Advances to Thrift Institution Fund
  for Economic Development .........          409        --             --             409
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........        1,576         240           --           1,816
                                         --------     -------      ---------      --------
                                            6,703         240              0         6,943
                                         --------     -------      ---------      --------
                                         $122,396     $ 1,697      $    (737)     $123,356
                                         ========     =======      =========      ========

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale decreased by $5.8 million during the 1996 quarter to $213.7 million at March 31,1996. This decrease is primarily the result of loan paydowns and payoffs.

         The following table sets forth the classification of the Corporation's loans as of March 31, 1996 and December 31, 1995 (in thousands):

                                                 MARCH 31, 1996    DECEMBER 31, 1995
                                                 --------------    -----------------
Residential mortgages ....................           $ 77,647           $ 85,276
Commercial real estate ...................             96,284             94,341
Commercial construction ..................              5,698              6,254
Commercial loans .........................             10,350              8,490
Consumer loans ...........................             21,548             22,331
                                                     --------           --------
                                                     $211,527           $216,692
                                                     ========           ========

         Residential mortgage loan originations during the 1996 quarter were $9.6 million compared to $5.3 million in the 1995 quarter. The Corporation originated $7.0 million in fixed-rate loans during the 1996 quarter compared to $1.5 million during the 1995 quarter. Adjustable-rate loans totaling $2.6 million were originated during the 1996 quarter compared to $3.8 million during the 1995 quarter. The Corporation sold loans totaling $9.4 million during the 1996 quarter compared to $1.5 million sold in the 1995 quarter. At March 31, 1996, the Corporation held $2.2 million of fixed rate residential mortgage loans for sale compared to $2.8 million at December 31, 1995. These are reflected at the lower of cost or aggregate market value.

         Mortgage servicing rights are created as an asset separate from the underlying loan when a loan is sold and servicing is retained. The total cost of creating a mortgage loan is allocated between the loan and the servicing right based on their respective fair values. The balance of mortgage-servicing rights, net of a valuation allowance, at March 31, 1996 and December 31, 1995 was $378,000 and $338,000, respectively, and is included in other assets. Gains on the sales of loans attributable to the allocation of cost to the mortgage servicing rights was recognized in the amount of $81,000 in the 1996 quarter from the sale of $8.8 million of residential mortgage loans. There were no mortgage-servicing rights established during the 1995 quarter due to the fact that all mortgage loan sales were made servicing released. On a quarterly basis, mortgage servicing rights, which are stratified by the underlying loans' origination dates and maturities, are reviewed for impairment using the net present value method of estimated cash flows and current market conditions. Based on this review at March 31, 1996, an addition to the valuation allowance was provided and charged to gain on sale of mortgage loans and mortgage servicing rights, net, in the amount of $14,100 for the individual strata that were deemed to be impaired bringing the valuation allowance to $38,100 at March 31, 1996 from $24,000 at December 31, 1995. The aggregate fair value of each strata is estimated to be $365,000 at March 31, 1996.

CREDIT QUALITY

IMPAIRED LOANS

         The Corporation accounts for impaired loans at the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral for collateral-dependent loans. Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, non-accruing loans are deemed impaired. The classification of impaired loans does not apply to smaller balance, large groups of homogeneous loans such as residential mortgage and consumer installment loans which are considered to be collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 1996, there were two loans considered impaired and accruing totaling $345,000 compared to four loans considered impaired and accruing totaling $489,000 at December 31, 1995.

NONPERFORMING LOANS

         Loans past due 90 days or more or past due less than 90 days but in a nonaccrual status were $3.4 million at March 31, 1996 compared to $4.2 million at December 31, 1995. Included in non-performing loans are three loans considered impaired in the amount of $1.5 million at March 31, 1996 as compared to six loans totaling $2.6 million at December 31, 1995. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

         When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and where the ultimate collection of principal and interest is probable. Following collection procedures, the Corporation generally institutes appropriate action to foreclose the property or acquire it by deed in lieu of foreclosure.

         The table below details non-performing loans at:

                                               MARCH 31, 1996     DECEMBER 31, 1995
                                               --------------     -----------------
                                                      (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears ..        $    0               $  155
Nonaccrual loans ...........................         3,398                4,084
                                                    ------               ------
Total nonperforming loans ..................        $3,398               $4,239
                                                    ======               ======
Percentage of nonperforming loans to:

Total loans ................................          1.61%                1.96%
                                                    ======               ======
Total assets ...............................          0.95%                1.19%
                                                    ======               ======

REAL ESTATE ACQUIRED BY FORECLOSURE

         Real estate acquired by foreclosure totaled $2.9 million at March 31, 1996 compared to $3.1 million at December 31, 1995. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the net carrying value or fair value of the property less estimated cost of disposition. These properties consist mainly of land, one to four family houses, and commercial real estate.

         The Corporation had a provision for losses of $2,000 on real estate acquired by foreclosure, net of gains on sale, in the 1996 quarter compared to a loss of $115,000 in the 1995 quarter. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

         Changes in the allowance for losses on real estate acquired by foreclosure for the three months ended March 31, 1996 are as follows:

                                                            (IN THOUSANDS)
         Balance at December 31, 1995 .................          $ 457
         Provision charged to expense .................             20
         Net charge-offs ..............................            (46)
                                                                 -----
         Balance at March 31, 1996 ....................          $ 431
                                                                 =====

         Gains on sale and recoveries on real estate acquired by foreclosure were $18,000 in the 1996 quarter.

         In summary, non-performing assets are as follows (in thousands):

                                           MARCH 31, 1996      DECEMBER 31, 1995
                                           --------------      -----------------
Non-performing loans ..................         $3,398               $4,239
Real estate acquired by foreclosure ...          2,882                3,092
                                                ------               ------
Total nonperforming assets ............         $6,280               $7,331
                                                ======               ======

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses was $4.5 million at March 31, 1996 and December 31, 1995. The following table presents the activity in the allowance for loan losses for the three months ended March 31, 1996 (dollars in thousands):

Balance at beginning of period ...........................             $ 4,533
                                                                       -------

Losses charged to the allowance:
    Residential mortgage .................................                 (59)
    Commercial mortgage ..................................                 (81)
    Commercial loans .....................................                --
    Consumer loans .......................................                 (13)
                                                                       -------
                                                                          (153)
                                                                       =======

Loan recoveries:
    Residential mortgage .................................                   6
    Commercial mortgage ..................................                   3
    Commercial loans .....................................                   6
    Consumer loans .......................................                   3
                                                                       -------
                                                                            18
                                                                       =======

Net charge-offs ..........................................                (135)
                                                                       -------

Provision charged to income ..............................                 135
                                                                       -------
Balance at end of period .................................             $ 4,533
                                                                       =======

Allowance to total loans at end of period ................                2.14%
                                                                       =======

Allowance to nonperforming loans at end of period ........               133.4%
                                                                       =======

Allocation of ending balance:
    Residential mortgage .................................             $ 1,206
    Commercial mortgage ..................................               2,940
    Commercial loans .....................................                 130
    Consumer loans .......................................                 257
                                                                       -------
                                                                       $ 4,533
                                                                       =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.8 million of impaired loans, of which $345,000 is measured using the present value method and $1.5 million using the fair value method, is $636,000.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 1996, there were no legal claims against the Corporation.

         The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business, to meet the financial needs of its customers and to reduce its own exposure to fluctuations of interest rates. These financial instruments include commitments to originate loans, unused lines-of-credit, standby letters of credit, recourse arrangements on sold assets and forward commitments to sell loans. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

OTHER ASSETS

         Included in other assets at March 31, 1996 and December 31, 1995 are $57,000 and $188,000, respectively, of deferred income taxes receivable. Also included in other assets was a current income tax receivable of $1.0 million compared to $357,000 at December 31, 1995.

LIABILITIES

         Deposits increased to $316.6 million at March 31, 1996 from $314.9 million at December 31, 1995. This increase took place primarily in NOW and savings deposits and was partially offset by decreases in demand, time, and money market deposit accounts.

         Federal Home Loan Bank of Boston advances were $2.6 million at March 31, 1996 and $5.8 million at December 31, 1995. Securities sold under agreement to repurchase were $1.5 million at March 31, 1996 compared to $1.6 million at December 31, 1995.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

  GENERAL

         The Corporation recorded a profit for the 1996 quarter of $1.6 million compared to a profit for the 1995 quarter of $1.2 million. The increase in the 1996 quarter profit is primarily due to gains from the sales of investment securities and lower deposit insurance expense, real estate operations expense and income tax expenses compared to the 1995 quarter. Income before taxes was $2.1 million in the 1996 quarter compared to $1.9 million in the 1995 quarter.

         Net interest income for the 1996 and 1995 quarters was each $4.0 million. The weighted average interest rate spread for the 1996 quarter was 4.56% compared to 4.80% for the 1995 quarter. The net yield on average earning assets was 4.77% for the 1996 quarter and 4.91% for the 1995 quarter. The return on average assets and the return on average stockholders' equity were 1.84% and 20.72%, respectively, for the 1996 quarter compared to 1.40% and 19.27%, respectively, for the 1995 quarter.

  INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $7.0 million for the 1996 quarter from $6.7 million for the 1995 quarter. Interest on loans was $5.0 million for the 1996 quarter and 1995 quarter. The average loan yield was 9.14% for the 1996 quarter compared to 8.88% for the 1995 quarter. This increase was offset by a decrease in average loans outstanding. Interest and dividends on investments increased to $1.1 million from $793,000 for the 1996 and 1995 quarters, respectively. This increase is attributed to an increase in the average amount of investments held partially offset by a decrease in the average yield on investments to 6.33% for the 1996 quarter from 6.61% for the 1995 quarter. Mortgage-backed securities income decreased to $863,000 in the 1996 quarter from $902,000 in the 1995 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns despite an increase in the average yield to 7.21% for the 1996 quarter compared to 6.86% in the 1995 quarter.

INTEREST EXPENSE

         Interest on deposits increased to $2.8 million from $2.5 million for the 1996 and 1995 quarters, respectively. This increase was primarily related to an increase in the average cost of deposits to 3.62% for the 1996 quarter from 3.33% for the 1995 quarter. This is the result of a shift to higher-cost time deposits from lower-cost savings and money market deposits during the 1996 quarter. Interest on borrowed funds decreased to $113,000 from $124,000 for the 1996 and 1995 quarters, respectively. This decrease is primarily related to a decrease in borrowings. The average cost of borrowings was 5.82% for the 1996 quarter and 6.31% for the 1995 quarter.

  NON-INTEREST INCOME

         Total non-interest income for the 1996 quarter was $638,000 compared to $546,000 for the 1995 quarter. The gain from the sale of mortgage loans and mortgage servicing rights, net, was $50,000 for the 1996 quarter compared $115,000 for the 1995 quarter. Included in the gain from the sale of mortgage loans and mortgage servicing rights, net, was a $120,000 gain from the sale of mortgage servicing rights in the 1995 quarter. Loan servicing fees was $145,000 for the 1996 quarter compared to $190,000 in the 1995 quarter. This decrease is mainly due to a reduction in the amount of loans serviced for others as the result of loan payoffs and the sale of the above-mentioned mortgage servicing rights. The gain from the sale of investment securities was $201,000 for the 1996 quarter compared to zero in the 1995 quarter.

  NON-INTEREST EXPENSE

         Total non-interest expense was $2.4 million in the 1996 quarter and $2.7 million in the 1995 quarter. Deposit insurance expense was $1,000 in the 1996 quarter compared to $204,000 in the 1995 quarter due to the FDIC's reduction of the premium it charges the Bank for deposit insurance. Real estate operations expense decreased to $50,000 in the 1996 quarter compared to $259,000 in the 1995 quarter mainly due to decreased operating expenses and provisions for losses as a result of the reduction in real estate owned through foreclosure.

  INCOME TAX EXPENSE

         Income tax expense for the 1996 quarter was $517,000 compared to $724,000 for the 1995 quarter. In connection with a recent audit by the IRS and a review of certain tax and related matters, the Bank recorded a $400,000 income tax credit which is included in income tax expense for the 1996 quarter. The credit is mainly the result of two changes required by the audit. First, the IRS required the Corporation to reduce its tax-return bad-debt deduction in prior years due to loss carrybacks the Corporation had taken. Although that requirement in itself had no financial statement effect on income, it enabled the Corporation to increase its dividend-received deduction in the year of the change, thus providing tax-return and financial statement benefit. Second, the IRS required the Corporation to shift tax-return loan chargeoffs from one tax period to other tax periods. For federal-tax purposes, these shifts had no financial statement effect on income. For state-tax purposes, the shift sheltered income which had been taxed in prior years, thus providing tax-return and financial-statement benefit.

Also due to certain tax-return adjustments based on the recent audit and depending on the outcome of certain tax rulings by federal and state taxing authorities over the next two-to-three years not specific to Warren Bancorp, the Corporation may have the ability to record additional tax credits of up to an estimated $840,000 in future periods.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings
                  None

ITEM 2.           Changes in Securities
                  None

ITEM 3.           Defaults Upon Senior Securities
                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  None

ITEM 5.           Other Information
                  None

ITEM 6.           Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    WARREN BANCORP, INC.

DATE:  May 10, 1996                        By: /s/ George W. Phillips
                                              -----------------------
                                                    George W. Phillips
                                                    President and
                                                    Chief Executive Officer

DATE:  May 10, 1996                        By: /s/ Paul M. Peduto
                                               ------------------
                                                    Paul M. Peduto
                                                    Treasurer
                                                    (Principal Financial Officer
                                                      and Principal Accounting
                                                      Officer)