Form 10-Q
period 1996-06-30
WARREN BANCORP INC
filed 1996-08-12
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended June 30, 1996 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                              OUTSTANDING AT AUGUST 7, 1996
Common Stock, par value $.10 per share                     3,649,327

              WARREN BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                                                                June 30,     December 31,
                                                                                   1996         1995
                                                                                   ----         ----
                           A S S E T S                                        (Unaudited)

Cash and due from banks (non-interest bearing)............................       $10,756       $8,869
Money market funds and overnight investments..............................         1,449        5,300
Investment and mortgage-backed securities available for sale
  (amortized cost of $99,230 at June 30, 1996 and $104,672
  at December 31, 1995)...................................................        99,481      106,838
Other investments (market value of $6,943 at June 30, 1996 and
 $6,943 at December 31, 1995).............................................         6,703        6,703
Loans held for sale.......................................................         1,391        2,809
Loans.....................................................................       220,894      216,692
Allowance for loan losses.................................................        (4,533)      (4,533)
                                                                                --------     --------
   Net loans..............................................................       216,361      212,159
Banking premises and equipment, net.......................................         4,564        4,757
Accrued interest receivable...............................................         2,478        2,399
Real estate acquired by foreclosure or substantively repossessed..........         2,470        3,092
Other assets..............................................................         3,768        2,928
                                                                                --------     --------
   Total assets...........................................................      $349,421     $355,854
                                                                                =========    ========

        L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Liabilities:
   Deposits...............................................................      $310,756     $314,850
   Borrowed funds.........................................................         4,409        7,368
   Escrow deposits of borrowers...........................................           969          767
   Accrued interest payable...............................................           615          588
   Accrued expenses and other liabilities.................................         1,126        1,043
                                                                                --------     --------
     Total liabilities....................................................       317,875      324,616
                                                                                --------     --------


Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none........................................             -            -
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,743,427 shares at June 30, 1996 and 3,637,542
     shares at December 31, 1995..........................................
      Outstanding - 3,683,427 shares at June 30, 1996 and 3,637,542 ......           376          364
   Additional paid-in capital.............................................        34,183       33,911
   Accumulated deficit....................................................        (2,476)      (4,401)
   Treasury stock, at cost, 60,000 shares at June 30, 1996 and none ......          (709)           -
                                                                                --------     --------

                                                                                  31,374       29,874
   Unrealized gain on marketable securities available for sale, net.......           172        1,364
                                                                                --------     --------

      Total stockholders' equity..........................................        31,546       31,238
                                                                                --------     --------

      Total liabilities and stockholders' equity..........................      $ 349,421     $355,854
                                                                                =========     ========







          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended        Six Months Ended
                                                                           June 30,               June 30,
                                                                           --------               --------

                                                                      1996         1995         1996       1995
                                                                      ----         ----         ----       ----
                                                                                    (Unaudited)

                                                                    (Dollars in thousands, except per-share data)

Interest and dividend income:
   Interest on loans............................................       $5,028     $5,205      $10,000    $10,194
   Interest and dividends on investments........................        1,126        884        2,263      1,677
   Interest on mortgage-backed securities.......................          802        907        1,665      1,809
                                                                       ------     ------      -------    -------
      Total interest and dividend income........................        6,956      6,996       13,928     13,680
                                                                       ------     ------      -------    -------
Interest expense:
   Interest on deposits.........................................        2,750      2,795        5,564      5,309
   Interest on borrowed funds...................................           69        127          182        251
                                                                       ------     ------      -------    -------
      Total interest expense....................................        2,819      2,922        5,746      5,560
                                                                       ------     ------      -------    -------

      Net interest income.......................................        4,137      4,074        8,182      8,120
Provision for (recovery of) loan losses ........................           23        (50)         158        (97)
                                                                       ------     ------      -------    -------
      Net interest income after provision for (recovery of)
         loan losses............................................        4,114      4,124        8,024      8,217
                                                                       ------     ------      -------    -------

Non-interest income:
   Loan servicing fees..........................................          159        163          304        353
   Customer service fees........................................          227        254          469        487
   Gains on sales of investment securities, net.................           40          4          241          4
   Gains on sales of mortgage loans and mortgage-
    servicing rights, net.......................................          132        302          182        417
   Other........................................................            3         71            3         79
                                                                       ------     ------      -------    -------
      Total non-interest income ................................          561        794        1,199      1,340
                                                                       ------     ------      -------    -------
      Income before non-interest expense and income taxes.......        4,675      4,918        9,223      9,557
                                                                       ------     ------      -------    -------
Non-interest expense:
   Salaries and employee benefits ..............................        1,380      1,268        2,773      2,564
   Office occupancy and equipment...............................          262        268          543        546
   Professional services........................................           54        136          163        269
   Marketing....................................................           66         42           79         62
   Deposit insurance............................................            1        203            2        407
   Real estate operations.......................................           24        511           74        770
   Outside data processing expense..............................          106        105          227        221
   Other........................................................          405        402          839        802
                                                                       ------     ------      -------    -------
      Total non-interest expenses...............................        2,298      2,935        4,700      5,641
                                                                       ------     ------      -------    -------


       Income before income taxes...............................        2,377      1,983        4,523      3,916
 Income tax expense.............................................          927        726        1,444      1,450
                                                                       ------     ------      -------    -------

     Net income.................................................       $1,450     $1,257       $3,079     $2,466
                                                                       ======     ======       ======     ======


     Net income per common and common-equivalent share..........       $ 0.37     $0.33        $ 0.79     $ 0.65
                                                                       ======     ======       ======     ======





          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996

                                                                                   Unrealized
                                                                                   Gain (Loss) On
                                                                       Retained     Marketable
                                                         Additional    Earnings     Securities
                                                 Common    Paid-in   (Accumulated  Available for   Treasury
                                                 Stock     Capital     Deficit)      Sale, Net      Stock      Total
                                                 -----     -------     --------      ---------      -----      -----

                                                                           (Unaudited)
                                                                      (Dollars in thousands)

Balance at December 31, 1994 .............    $    354    $ 33,759    ($ 8,702)    ($ 1,616)        --       $ 23,795

   Net income ............................          --          --       2,466         --           --          2,466

   Dividends paid ........................          --          --        (356)        --           --           (356)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net .............          --          --          --        2,469         --          2,469

   Issuance of 22,397 shares for exercise
    of options and 401K benefit plan .....           3          32          --           --         --             35
                                              --------    --------    --------     --------     --------     --------

Balance at June 30, 1995 .................    $    357    $ 33,791    ($ 6,592)    $    853     $   --       $ 28,409

   Net income ............................          --          --       2,916           --         --          2,916

   Dividend paid .........................          --          --        (725)          --         --           (725)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net .............          --          --          --          511         --            511

   Issuance of 70,400 shares for exercise
    of options and 401K benefit plan .....           7         120          --           --         --            127
                                              --------    --------    --------     --------     --------     --------

Balance at December 31, 1995 .............    $    364    $ 33,911    ($ 4,401)    $  1,364     $   --       $ 31,238

   Net income ............................          --          --       3,079           --         --          3,079

   Issuance of 105,885 shares for exercise
    of options ...........................          12         272          --           --         --            284

   Dividend paid .........................          --          --      (1,154)          --         --         (1,154)

   Purchase of treasury stock (60,000
    shares) ..............................          --          --          --           --       (709)          (709)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net .............          --          --          --       (1,192)          --       (1,192)
                                              --------    --------    --------     --------     --------     --------
Balance at June 30, 1996 .................    $    376    $ 34,183    ($ 2,476)    $    172     ($   709)    $ 31,546
                                              ========    ========    ========     ========     ========     ========








          See accompanying notes to consolidated financial statements

                        WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                     1996                 1995

                                                                                           (In thousands)
                                                                                             (Unaudited)

Cash flows from operating activities:
   Net Income.........................................................                $3,079            $2,466

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses..........................                   158               (97)
     Depreciation and amortization....................................                   289               288
     Deferred income taxes............................................                 1,081               508
     Amortization (accretion) of premiums, fees and discounts.........                    11               (35)
     (Gains) on sales of investment securities........................                  (241)               (4)
     (Gains) on sales of mortgage loans...............................                  (182)             (417)
     Provision for losses on real estate acquired by foreclosure .....                    20               598
     (Gains) on sale of real estate acquired by foreclosure...........                   (40)              (78)
     (Increase) decrease in loans held for sale.......................                 1,418            (4,865)
     (Increase) in accrued interest receivable........................                   (79)              (76)
     (Increase) in other assets.......................................                  (959)             (603)
     Increase in accrued interest payable.............................                    27               104
     Increase in other liabilities....................................                    93               472
                                                                                      ------            ------
         Net cash provided by (used in) operating activities..........                 4,675            (1,739)
                                                                                      ------            ------
Cash flows from investing activities:
   Net (increase) decrease in money market funds and
    overnight investments.............................................                 3,851              (900)
   Purchase of investment securities..................................               (23,227)           (5,723)
   Proceeds from sales of investment securities available for sale....                12,351             5,727
   Proceeds from payments of mortgage-backed securities...............                 6,278             3,028
   Proceeds from maturities of investment securities..................                12,182                 -
   Purchases of mortgage-backed securities............................                (1,911)                -
   Proceeds from sales of real estate acquired by foreclosure.........                   785             2,123
   Capital expenditures for real estate acquired by foreclosure.......                     -               (65)
   Net (increase) in loans............................................                (4,369)             (605)
   Purchases of premises and equipment................................                   (96)             (172)
                                                                                      ------            ------
      Net cash provided by investing activities.......................                $5,844            $3,413
                                                                                      ------            ------

                         WARREN FIVE CENTS SAVINGS BANK
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued


                                                                         Six Months Ended June 30,
                                                                         -------------------------

                                                                         1996                   1995
                                                                         ----                   ----
                                                                                (In thousands)
                                                                                  (Unaudited)
Cash flows from financing activities:
Net (decrease) in deposits .......................................       $ (4,094)          $ (1,667)
Proceeds from Federal Home Loan Bank advances ....................            693                120
Principal payments on Federal Home Loan Bank advances ............         (3,737)              (300)
Net increase in other borrowed funds .............................             85                 51
Purchase of treasury stock .......................................           (709)                --
Dividends paid ...................................................         (1,154)              (356)
Proceeds from issuance of common stock ...........................            284                 35
                                                                         --------           --------

       Net cash used in financing activities .....................         (8,632)            (2,117)
                                                                         --------           --------

Net increase (decrease) in cash and due from banks ...............          1,887               (443)
Cash and due from banks at beginning of period ...................          8,869              8,231
                                                                         --------           --------

Cash and due from banks at end of period .........................       $ 10,756           $  7,788
                                                                         ========           ========

Cash paid during the period for:
    Interest .....................................................       $  5,719           $  5,456
    Income taxes .................................................       $    927           $    902

Supplemental noncash investing and financing activities:

   Real estate foreclosures ......................................       $    147           $    277

  Decrease in unrealized gain on investment and mortgage-backed
   securities available for sale, net of estimated income taxes ..       $ (1,192)          $ (2,469)


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

EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

         Earnings-per-share data are based upon the average daily number of shares and share equivalents (options) outstanding, which was 3,936,000 and 3,915,000, respectively, for the quarter and six months ended June 30, 1996 and for the quarter and six months ended June 30, 1995 was 3,794,000 and 3,780,000, respectively..

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the three and six months ended June 30, 1996 (the "1996 quarter" and "1996 period," respectively) reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 1996 period primarily due to reduced real estate operations expense and professional services expense compared to the period ended June 30, 1995 (the "1995 period"). In addition, deposit insurance expense decreased during the 1996 period due to the Federal Deposit Insurance Corporation (the "FDIC") reducing the premium it charges banks for deposit insurance. Please see the "Results of Operations for the Six-Months Ended June 30, 1996," for further discussion on these items.

         Real estate acquired by foreclosure decreased by $400,000 during the 1996 period to $2.5 million at June 30, 1996, and nonperforming loans decreased by $1.4 million to $2.8 million. Management continues to monitor these non-performing asset portfolios closely with special attention being given to residential and commercial real estate loans, properties and land which comprise a substantial portion of the Corporation's nonperforming assets.

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

         In addition, the Board of Directors of the Corporation has authorized management to repurchase up to 225,000 shares of its common shares in the open market. The repurchase program commenced on April 22, 1996 and may be discontinued at anytime. The 225,000 authorized shares represents the repurchase of approximately 6% of the outstanding shares at the repurchase program's commencement date. At June 30, 1996, the Corporation purchased 60,000 shares at a total cost of $709,000.

SUBSEQUENT EVENTS

         On July 18, 1996, the Corporation declared a quarterly dividend of eleven cents ($.11) per share payable August 13, 1996 to stockholders of record on July 29, 1996.

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 1996. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months.

INTEREST-RATE SENSITIVITY POSITION

                                                                                 JUNE 30, 1996
                                                                                 -------------

                                                  0-3               3-6              6-12              1-5             OVER 5
                                                MONTHS            MONTHS            MONTHS            YEARS             YEARS
                                                ------            ------            ------            -----             -----

                                                                            (Dollars in Thousands)

INTEREST SENSITIVE ASSETS:
Investment securities ...................     $  20,158         $   5,744         $  13,391         $  21,800        $    --
Loans held for sale .....................         1,391              --                --                --               --
Adjustable-rate loans ...................        70,378            27,474            59,488            30,821             --
Fixed-rate loans ........................         4,274             3,269             1,100            11,784            9,471
Mortgage-backed securities ..............         7,578             6,737            11,792            11,395            6,691
                                              ---------         ---------         ---------         ---------        ---------
   Total interest sensitive assets ......       103,779            43,224            85,771            75,800           16,162
                                              ---------         ---------         ---------         ---------        ---------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...............................        11,039            11,039              --                --               --
Time deposits ...........................        30,965            31,496            45,620            23,704               49
Other deposits (a) ......................        70,573            70,935              --                --               --
Borrowings ..............................         1,738              --               2,000                14              657
                                              ---------         ---------         ---------         ---------        ---------
   Total interest sensitive liabilities         114,315           113,470            47,620            23,718              706
                                              ---------         ---------         ---------         ---------        ---------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ..................     $ (10,536)        $ (70,246)        $  38,151         $  52,082        $  15,456
                                              =========         =========         =========         =========        =========

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ..     $ (10,536)        $ (80,782)        $ (42,631)        $   9,451        $  24,907
                                              =========         =========         =========         =========        =========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .........          90.8%             64.5%             84.5%            103.2%           108.3%
                                              =========         =========         =========         =========        =========

Cumulative excess (deficiency) as a
 percentage of total assets .............          (3.0)%           (23.1)%           (12.2)%             2.7%             7.1%
                                              =========         =========         =========         =========        =========

- ---------
(a)  Other deposits consist of regular savings, club and N.O.W. accounts.

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

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $2.8 million at June 30, 1996.

         During 1996, the primary sources of liquidity were $18.0 million in loan sales, proceeds from sale of investments of $12.4 million, proceeds from maturities of investment securities of $12.2 million, and proceeds from paydowns of mortgage-backed securities of $6.3 million. Primary uses of funds were $42.6 million in residential, commercial real estate and commercial loan originations and $25.1 million to purchase investment and mortgage-backed securities. At June 30, 1996, the Bank had $1.4 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. As noted under "Subsequent Events" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Corporation recently declared a dividend which will be funded by a dividend paid by the Bank to the Corporation. In addition, any additional shares purchased by the Corporation in the stock repurchase plan will also be funded primarily by a dividend paid by the Bank to the Corporation.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 1996:

                                                                (IN THOUSANDS)

                  Less than 3 months...........................    $ 4,559
                  3 to 6 months................................      2,605
                  6 to 12 months...............................      3,435
                  More than 12 months..........................      4,520
                                                                   -------
                                                                   $15,119
                                                                   -------

CAPITAL ADEQUACY

         Total stockholders' equity at June 30, 1996 was $31.5 million, an increase of $300,000 from $31.2 million at the end of 1995. Included in stockholders' equity at June 30, 1996 is an unrealized gain on marketable securities available for sale, which increase stockholders' equity, of $172,000 as compared to an unrealized gain at December 31, 1995 of $1.4 million. This unfavorable change in the market value of marketable securities available for sale was due to increased interest rates during the 1996 period. Future interest-rate increases could further reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.03% at June 30, 1996 compared to 8.78% at December 31, 1995.

         At June 30, 1996, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on marketable equity securities as a reduction of Tier I capital. At June 30, 1996, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $172,000, of which the unrealized loss on marketable equity securities was zero.

         The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 1996, the FRB leverage capital ratio was 8.97% compared to 8.47% at December 31, 1995.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 1996, the Bank's leverage capital ratio, under FDIC guidelines, was 8.91% compared to 8.43% at December 31, 1995.

         If the unrealized gain on marketable securities available for sale were used in the calculation of Tier I capital, i.e. if GAAP were used in the calculation, the Bank's leverage capital ratio would have been 8.95% at June 30, 1996 for the FDIC and the Corporation's leverage capital ratio would have been 9.01% for the FRB.

         As noted in "Subsequent Events" above, the Corporation in July declared a dividend totaling approximately $409,000. In addition, as noted in "General" above, the Board of Directors of the Corporation has authorized management to repurchase up to 225,000 shares of its common shares in the open market. This repurchase program commenced on April 22, 1996. As of June 30, 1996, the Corporation purchased 60,000 shares at a total cost of $709,000. The dividend and stock buyback program are funded by dividends paid by the Bank to the Corporation. These will reduce both the Corporation's and the Bank's capital.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 14.46% and 14.38%, respectively, at June 30, 1996 compared to 13.71% and 13.65% at December 31, 1995, thus exceeding their risk-based capital requirements.

         As of June 30, 1996, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 14.38%, 13.13%, and 8.91%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets decreased to $349.4 million at June 30, 1996 from $355.9 million at December 31, 1995. Decreases occurred in residential mortgage loans, overnight investments, and investments and mortgage-backed securities available for sale and was partially offset by increases in commercial loans and commercial real estate loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, decreased to $107.6 million at June 30, 1996 from $118.8 million at December 31, 1995. A majority of this decrease was from the reduction of overnight investments, the sale of fixed income mutual funds and maturities of corporate notes. This decrease was partially offset by additional purchases of U.S. Treasury and U.S. Government Agency obligations. Mortgage-backed securities decreased to $44.3 million at June 30, 1996 from $48.6 million at December 31, 1995 due to paydowns of the underlying loans. The decrease in the market value of these investments was due to the increase in interest rates during 1996. Further increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 1996 ARE AS FOLLOWS:

                                                             GROSS           GROSS
                                            AMORTIZED      UNREALIZED      UNREALIZED         MARKET
                                              COST           GAINS           LOSSES            VALUE
                                              ----           -----           ------            -----
                                                                 (IN THOUSANDS)
OVERNIGHT

Federal Home Loan Bank of Boston
 overnight deposits ................       $   1,300       $    --          $    --          $   1,300
Money market funds .................             149            --               --                149
                                           ---------       ---------        ---------        ---------
                                               1,449            --               --              1,449
                                           ---------       ---------        ---------        ---------
AVAILABLE-FOR-SALE

Fixed income mutual funds ..........          18,990             376             --             19,366
FNMA mortgage-backed securities ....          28,022             781               (5)          28,798
GNMA mortgage-backed securities ....          16,171            --               (642)          15,529
U.S. Government and related
 obligations .......................          19,169               2              (92)          19,079
Corporate notes ....................           8,906               4               (8)           8,902
Common stock warrants ..............            --                16             --                 16
Preferred stock ....................           7,972             126             (307)           7,791
                                           ---------       ---------        ---------        ---------
                                              99,230           1,305           (1,054)          99,481
                                           ---------       ---------        ---------        ---------
OTHER

Foreign government bonds and
  notes ............................             500            --               --                500
Stock in Federal Home Loan Bank
  of Boston ........................           4,110            --               --              4,110
Stock in Mutual Savings Central
  Fund, Inc. .......................             108            --               --                108
Advances to Thrift Institution Fund
  for Economic Development .........             409            --               --                409
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........           1,576             240             --              1,816
                                           ---------       ---------        ---------        ---------
                                               6,703             240             --              6,943
                                           ---------       ---------        ---------        ---------
                                           $ 107,382       $   1,545        $  (1,054)       $ 107,873
                                           =========       =========        =========        =========


LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $2.8 million during the 1996 period to $222.3 million at June 30, 1996. This increase is primarily the result of increased commercial, commercial construction and commercial real estate loans partially offset by loan paydowns and payoffs in residential mortgage loans. Commercial, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher credit risk.

         The following table sets forth the classification of the Corporation's loans as of June 30, 1996 and December 31, 1995 (in thousands):

                                                           JUNE 30, 1996       DECEMBER 31, 1995
                                                           -------------       -----------------

Residential mortgages................................         $  75,484            $  85,276
Commercial real estate...............................           102,621               94,341
Commercial construction .............................             9,832                6,254
Commercial loans.....................................            11,338                8,490
Consumer loans.......................................            21,619               22,331
                                                               --------             --------
                                                              $ 220,894             $216,692
                                                               --------             --------

         Residential mortgage loan originations during the 1996 period were $20.3 million compared to $13.5 million in the 1995 period. The Corporation originated $13.6 million in fixed-rate loans during the 1996 period compared to $5.1 million during the 1995 period. Adjustable-rate loans totaling $6.7 million were originated during the 1996 period compared to $8.4 million during the 1995 period. The Corporation sold loans totaling $18.0 million during the 1996 period compared to $7.0 million sold in the 1995 period. At June 30, 1996, the Corporation held $1.4 million of fixed rate residential mortgage loans for sale compared to $2.8 million at December 31, 1995. These are reflected at the lower of cost or aggregate market value.

         Mortgage servicing rights are created as an asset separate from the underlying loan when a loan is sold and servicing is retained. The total cost of creating a mortgage loan is allocated between the loan and the servicing right based on their respective fair values. The balance of mortgage-servicing rights, net of a valuation allowance, at June 30, 1996 and December 31, 1995 was $501,000 and $338,000, respectively, and is included in other assets. Gains on the sales of loans attributable to the allocation of cost to the mortgage servicing rights was recognized in the amount of $193,000 in the 1996 period from the sale of $16.9 million of residential mortgage loans. This compares to a gain of $44,000 in the 1995 period from the sale of $4.4 million of residential mortgage loans. On a quarterly basis, mortgage servicing rights, which are stratified by the underlying loans' origination dates and maturities, are reviewed for impairment using the net present value method of estimated cash flows and current market conditions. Based on this review at June 30, 1996, the valuation allowance was reduced and credited to gain on sale of mortgage loans and mortgage servicing rights, net, in the amount of $16,200 for the individual strata that were deemed to be impaired, bringing the valuation allowance to $7,800 at June 30, 1996 from $24,000 at December 31, 1995. The aggregate fair value of each strata is estimated to be $530,000 at June 30, 1996. This value applies to the rights to service loans sold since January 1, 1995, the date generally accepted accounting principles required the recognition of mortgage servicing rights. The principal balance of those loans at June 30, 1996 is $43.4 million. The principal balance of all loans serviced for others at June 30, 1996 was $219.3 million. At April 30, 1996, the Bank estimated the value of the servicing rights of all loans serviced for others (principal balance of $219.7 million at April 30) and determined it to be approximately $2.1 million.

         The following table summarizes the changes in the mortgage-servicing rights balance at June 30, 1996 (dollars in thousands):


     Balance at December 31, 1995                         $362
     Additions (income credited to gain or
     loss on sales of mortgage loans and
     mortgage servicing rights, net)                       193
     Less:  amortization (charged to loan
     servicing fee income)                                 (46)
                                                          ----
     Balance at June 30, 1996                             $509
                                                           ===


         An analysis of the mortgage-servicing rights valuation allowance for the period ended June 30, 1996 is as follows (dollars in thousands):



         Balance at December 31, 1995                         $ (24)
         Recovery of allowance (credited to
          gain or loss on sales of mortgage
          loans and mortgage servicing rights, net)              16
                                                              -----
         Balance at June 30, 1996                             $  (8)
                                                              =====


CREDIT QUALITY

IMPAIRED LOANS

         The Corporation accounts for impaired loans at the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral for collateral-dependent loans. Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, non-accruing loans are deemed impaired. The classification of impaired loans does not apply to smaller balance, large groups of homogeneous loans such as residential mortgage and consumer installment loans which are considered to be collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 1996, there were three loans considered impaired and accruing totaling $707,000 compared to four loans considered impaired and accruing totaling $489,000 at December 31, 1995.

NONPERFORMING LOANS

         Loans past due 90 days or more or past due less than 90 days but in a nonaccrual status were $2.8 million at June 30, 1996 compared to $4.2 million at December 31, 1995. Included in non-performing loans are six loans considered impaired in the amount of $2.0 million at June 30, 1996 as compared to six loans totaling $2.6 million at December 31, 1995. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details non-performing loans at:

                                                                             JUNE 30, 1996             DECEMBER 31, 1995
                                                                             -------------             -----------------
                                                                                      (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears..............................           $    0                     $  155
Nonaccrual loans.......................................................            2,835                      4,084
                                                                                  ------                      -----
Total nonperforming loans..............................................           $2,835                     $4,239
                                                                                  ======                      =====
Percentage of nonperforming loans to:
Total loans............................................................             1.28%                      1.96%
                                                                                  ======                     ======
Total assets...........................................................             0.81%                      1.19%
                                                                                  ======                     ======

REAL ESTATE ACQUIRED BY FORECLOSURE

         Real estate acquired by foreclosure totaled $2.5 million at June 30, 1996 compared to $3.1 million at December 31, 1995. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the net carrying value or fair value of the property less estimated cost of disposition. These properties consist mainly of land, one to four family houses, and commercial real estate.

         The Corporation had a net gain of $20,000 on real estate acquired by foreclosure, net of provision for losses, in the 1996 period compared to a provision for losses, net of gains on sale of $520,000 in the 1995 period. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

         Changes in the allowance for losses on real estate acquired by foreclosure for the six months ended June 30, 1996 are as follows:


                                                                  (IN THOUSANDS)

         Balance at December 31, 1995...........................       $457
         Provision charged (credited) to expense................         20
         Net charge-offs........................................       (158)
                                                                       ----
         Balance at June 30, 1996...............................       $319
                                                                       ====


         Gains on sale and recoveries on real estate acquired by foreclosure were $40,000 in the 1996 period.

        In summary, non-performing assets are as follows (in thousands):

                                              JUNE 30, 1996    DECEMBER 31, 1995
                                              -------------    -----------------

Non-performing loans......................      $2,835            $4,239
Real estate acquired by foreclosure.......       2,470             3,092
                                                 -----             -----
Total nonperforming assets................      $5,305            $7,331
                                                 =====             =====


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses was $4.5 million at June 30, 1996 and December 31, 1995. The following table presents the activity in the allowance for loan losses for the six months ended June 30, 1996 (dollars in thousands):


Balance at beginning of period ..................       $ 4,533
                                                        -------
Losses charged to the allowance:
    Residential mortgage ........................          (133)
    Commercial mortgage .........................           (93)
    Commercial loans ............................            --
    Consumer loans ..............................           (33)
                                                        -------
                                                           (259)
                                                        -------
Loan recoveries:
    Residential mortgage ........................            11
    Commercial mortgage .........................            28
    Commercial loans ............................            57
    Consumer loans ..............................             5
                                                        -------
                                                            101
                                                        -------

Net charge-offs .................................          (158)
                                                        -------

Provision charged to income .....................           158
                                                        -------
Balance at end of period ........................       $ 4,533
                                                        =======

Allowance to total loans at end of period .......          2.05%
                                                        =======

Allowance to nonperforming loans at end of period         159.9%
                                                        =======

Allocation of ending balance:
    Residential mortgage ........................       $ 1,142
    Commercial mortgage .........................         2,939
    Commercial loans ............................           145
    Consumer loans ..............................           307
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

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $2.7 million of impaired loans, of which $707,000 is measured using the present value method and $2.0 million using the fair value method, is $853,000.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 1996, there were no legal claims against the Corporation.

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

OTHER ASSETS

         Included in other assets at June 30, 1996 and December 31, 1995 are $930,000 and $357,000, respectively, of current income taxes receivable. Also included in other assets was a deferred income tax receivable of $357,000 at December 31, 1995.

LIABILITIES

         Deposits decreased to $310.8 million at June 30, 1996 from $314.9 million at December 31, 1995. This decrease took place primarily in time, savings deposits and money market deposit accounts and was partially offset by increases in demand and N.O.W. accounts.

         Federal Home Loan Bank of Boston advances were $2.8 million at June 30, 1996 and $5.8 million at December 31, 1995. Securities sold under agreement to repurchase were $1.7 million at June 30, 1996 compared to $1.6 million at December 31, 1995. Also included in other liabilities at June 30, 1996 was a deferred income tax payable of $192,000.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

 GENERAL

         The Corporation recorded a profit for the 1996 quarter of $1.5 million compared to a profit for the 1995 quarter of $1.3 million. The increase in the 1996 quarter profit is primarily due to a reduction in deposit insurance and real estate operations expenses compared to the 1995 quarter. A decrease in non-interest expense was partially offset by a decrease in non-interest income and an increased loan loss provision compared to the 1995 quarter. Income before taxes was $2.4 million in the 1996 quarter compared to $2.0 million in the 1995 quarter.

         Net interest income for the 1996 and 1995 quarters was $4.1 million. The weighted average interest rate spread for the 1996 quarter was 4.66% compared to 4.76% for the 1995 quarter. The net yield on average earning assets was 4.92% for the 1996 quarter and 4.88% for the 1995 quarter.

 INTEREST AND DIVIDEND INCOME

         Total interest and dividend income was $7.0 million for the 1996 and 1995 quarters. Interest and fees on loans decreased to $5.0 million for the 1996 quarter from $5.2 million for the 1995 quarter. This decrease is primarily the result of a decrease in average loans outstanding for the 1996 quarter compared to the 1995 quarter despite an increase in average loan yields to 9.24% for the 1996 quarter from 9.15% for the 1995 quarter. Interest and dividends on investments increased to $1.1 million from $884,000 for the 1996 and 1995 quarters, respectively. This increase is attributed to an increase in the average amount of investments held and by an increase in the average yield on investments to 6.53% for the 1996 quarter from 6.49% for the 1995 quarter. Mortgage-backed securities income decreased to $802,000 in the 1996 quarter from $907,000 in the 1995 quarter primarily due to a decrease in the average yield to 7.06% for the 1996 quarter compared to 7.09% in the 1995 quarter and a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

         Interest on deposits was $2.8 million for the 1996 and 1995 quarters, respectively. The average cost of deposits decreased to 3.55% for the 1996 quarter compared to 3.58% for the 1995 quarter, while average interest-bearing deposits outstanding increased during the 1996 quarter. Interest on borrowed funds decreased to $69,000 from $127,000 for the 1996 and 1995 quarters, respectively. This decrease is primarily related to a significant decrease in borrowings. The average cost of borrowings was 4.40% for the 1996 quarter and 6.40% for the 1995 quarter.

NON-INTEREST INCOME

         Total non-interest income for the 1996 quarter was $561,000 compared to $794,000 for the 1995 quarter. The gain from the sale of mortgage loans and mortgage-servicing rights, net, was $132,000 for the 1996 quarter compared to $302,000 for the 1995 quarter. Included in the gain from the sale of mortgage loans and mortgage servicing rights, net, was $239,000 gain from the sale of mortgage servicing rights in the 1995 quarter, compared to zero in the 1996 quarter. The gain from the sale of investment securities, net was $40,000 in the 1996 quarter from $4,000 in the 1995 quarter.

NON-INTEREST EXPENSE

         Total non-interest expense was $2.3 million in the 1996 quarter and $2.9 million in the 1995 quarter. Increases in salaries and employee benefits and marketing were offset by decreases in professional services, deposit insurance and real estate operations expenses. Deposit insurance was $1,000 in the 1996 quarter compared to $203,000 in the 1995 quarter due to the FDIC's reduction of the premium it charges the Bank for deposit insurance. Real estate operations expenses decreased to $24,000 in the 1996 quarter compared to a $511,000 in the 1995 quarter mainly due to a net gain of $22,000 in the 1996 quarter compared to a net provision for losses of $406,000 in the 1995 quarter and decreased operating expenses related to the reduction of real estate owned. The decrease in professional services is also related to this reduction.

INCOME TAX EXPENSE

         The income tax expense for the 1996 quarter was $927,000 compared to $726,000 for the 1995 quarter. This increase is due to higher taxable income. The net deferred tax liability at June 30, 1996 is $193,000 compared to a net deferred tax asset of $357,000 at December 31, 1995.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

GENERAL

         The Corporation recorded a profit for the 1996 period of $3.1 million compared to a net profit for the 1995 period of $2.5 million, primarily due to lower deposit insurance, decreased real estate operations expenses and a tax credit of $400,000 as discussed below under "Income Tax Expense". Income before taxes was $4.5 million for the 1996 period compared to $3.9 million in the 1995 periods.

         Net interest income for the 1996 period was $8.2 million compared to $8.1 million for the 1995 period. The weighted average interest rate spread for the 1996 period was 4.72% compared to 4.79% for the 1995 period. The net yield on average earning assets was 4.90% for the 1996 and the 1995 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $13.9 million for the 1996 period from $13.7 million for the 1995 period. Interest and fees on loans decreased to $10.0 million for the 1996 period from $10.2 million for the 1995 period. This decrease is primarily the result of a lower volume of loans outstanding during the 1996 period despite an increase in average loan yield to 9.15% for the 1996 period from 9.01% for the 1995 period. Interest and dividends on investments increased to $2.3 million for the 1996 period compared to $1.7 million for the 1995 period due to a increase to the average amount of investments held despite a decrease in the average yield on investments to 6.43% for the 1996 period from 6.60% for the 1995 period. Mortgage-backed securities income was $1.7 million for the 1996 period and $1.8 million for the 1995 period.

INTEREST EXPENSE

         Interest on deposits increased to $5.6 million in the 1996 period from $5.3 million for the 1995 period. This increase was primarily related to an increase in the average cost of deposits to 3.58% for the 1996 period from 3.46% for the 1995 period offset by a decrease in average interest-bearing deposits during 1996. This increase in deposit cost was related to generally higher interest rates during the 1996 period. Interest on borrowed funds decreased to $182,000 from $251,000 for the 1995 period. This decrease is primarily related to a decrease in borrowed funds and a decrease in the average cost of borrowings to 5.18% for the 1996 period from 6.37% for the 1995 period.

NON-INTEREST INCOME

         Total non-interest income for the 1996 period was $1.2 million compared to $1.3 million for the 1995 period. The gain from investment securities was $241,000 for the 1996 period compared to $4,000 for the 1995 period. The Corporation recorded a gain on sales of mortgage loans and mortgage servicing rights, net of $182,000 in the 1996 period compared to $417,000 in the 1995 period. Included in the gain from sale of mortgage loans and mortgage servicing rights, net, was a $359,000 gain from the sale of mortgage servicing rights in the 1995 period, compared to zero in the 1996 period.

NON-INTEREST EXPENSE

         Total non-interest expense decreased to $4.7 million in the 1996 period from $5.6 million in the 1995 period. This decrease is primarily attributed to a decrease in deposit insurance, professional services and real estate operations expenses. These decreases were partially offset by increases in salaries and employee benefits and marketing expenses. Deposit insurance was $2,000 in the 1996 period compared to $407,000 in the 1995 period due to the FDIC's reduction of the premium it charges the Bank for deposit insurance. Real estate operations expense of $74,000 in the 1996 period included a net gain on sales of $20,000 compared to a net provision for losses of $520,000 in the 1995 period and decreased operating expenses related to the reduction of Real Estate Owned. The decrease in professional services is also related to this reduction.

INCOME TAX EXPENSE

         Income tax expense for the 1996 and 1995 period was $1.4 million. In connection with a recent audit by the IRS and a review of certain tax and related matters, the Bank recorded a $400,000 income tax credit which is included in income tax expense for the 1996 period. The credit is mainly the result of two changes required by the audit. First, the IRS required the Corporation to reduce its tax-return bad-debt deduction in prior years due to loss carrybacks the Corporation had taken. Although that requirement in itself had no financial statement effect on income, it enabled the Corporation to increase its dividend-received deduction in the year of the change, thus providing tax-return and financial statement benefit. Second, the IRS required the Corporation to shift tax-return loan chargeoffs from one tax period to other tax period. For federal-tax purposes, these shifts had no financial statement effect on income. For state-tax purposes, the shift sheltered income which had been taxed in prior years, thus providing tax-return and financial-statement benefit.

         Also due to certain tax-return adjustments based on the recent audit and depending on the outcome of certain tax rulings by federal and state taxing authorities over the next two-to-three years not specific to Warren Bancorp, and depending upon the outcome of certain pending federal legislation, the Corporation may have the ability to record additional tax credits of up to an estimated $1.6 million in future periods.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings
                  None

ITEM 2.           Changes in Securities
                  None

ITEM 3.           Defaults Upon Senior Securities
                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders


                          ANNUAL MEETING - MAY 1, 1996

A.       ELECTION OF DIRECTORS


                             TERM TO EXPIRE IN 1999

                                        Total Vote for      Total Vote Withheld
                                        Each Director       From Each Director
                                        -------------       ------------------

         Peter V. Bent                  3,001,393                  30,334
         Paul J. Curtin                 2,992,893                  38,834
         Stephen R. Howe                2,994,993                  36,734
         Arthur E. McCarthy             3,000,993                  30,734
         John D. Smidt                  3,001,393                  30,334



                                 OTHER DIRECTORS

                  TERM TO EXPIRE IN 1997            TERM TO EXPIRE IN 1998
                  Stephen J. Connolly, IV           Francis L. Conway
                  Robert R. Fanning, Jr.            Arthur E. Holden, Jr.
                  John C. Jeffers                   Stephen G. Kasnet
                  Paul M. Peduto                    Linda Lerner
                                                    Arthur J. Pappathanasi
                                                    George W. Phillips
                                                    John H. Womack

ITEM 5.           Other Information
                  None

ITEM 6.           Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  WARREN BANCORP, INC.



DATE:  August 9, 1996                    By:      /s/ George W. Phillips
                                            ----------------------------
                                                  George W. Phillips
                                                  President and
                                                  Chief Executive Officer



DATE:  August 9, 1996                    By:       /s/ Paul M. Peduto
                                              -----------------------
                                                  Paul M. Peduto
                                                  Treasurer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)