Form 10-Q
period 1996-09-30
WARREN BANCORP INC
filed 1996-11-12
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended September 30, 1996 or
                              ------------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to
                              ----------------  ---------------------

Commission File No. 0-17222


                              WARREN BANCORP, INC.
             (Exact Name of registrant as specified in the charter)


        MASSACHUSETTS                                            04-3024165
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


10 MAIN STREET, PEABODY, MASSACHUSETTS                               01960
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

         Yes /x/   No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at November 8, 1996
---------------------------------------          -------------------------------

Common Stock, par value $.10 per share                       3,657,167

                     WARREN BANCORP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                             1996             1995
                                                                                         -------------    ------------
                                                     ASSETS                               (Unaudited)

Cash and due from banks (non-interest bearing) ...........................................  $  6,481        $  8,869
Money market funds and overnight investments .............................................    11,151           5,300
Investment and mortgage-backed securities available for sale  (amortized cost of $97,386
   at September 30, 1996 and $104,672 at December 31, 1995) ..............................    97,890         106,838
Other investments (market value of $6,943 at September 30, and December 31, 1995) ........     6,703           6,703
Loans held for sale ......................................................................       668           2,809
Loans ....................................................................................   222,367         216,692
Allowance for loan losses ................................................................    (4,533)         (4,533)
                                                                                            --------        --------
   Net loans .............................................................................   217,834         212,159
Banking premises and equipment, net ......................................................     4,544           4,757
Accrued interest receivable ..............................................................     2,610           2,399
Real estate acquired by foreclosure ......................................................     2,255           3,092
Other assets .............................................................................     3,799           2,928
                                                                                            --------        --------

   Total assets ..........................................................................  $353,935        $355,854
                                                                                            ========        ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ..............................................................................  $313,733        $314,850
   Borrowed funds ........................................................................     4,407           7,368
   Escrow deposits of borrowers ..........................................................     1,179             767
   Accrued interest payable ..............................................................       575             588
   Accrued expenses and other liabilities ................................................     1,601           1,043
                                                                                            --------        --------

     Total liabilities ...................................................................   321,495         324,616
                                                                                            --------        --------


Stockholders' equity:
   Preferred stock, $ 10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none .......................................................         -               -
   Common stock, $ 10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,751,447 shares at September 30, 1996 and 3,637,542 shares at
      December 31, 1995; Outstanding - 3,653,547 shares at September 30, 1996
      and 3,637,542 shares at December 31, 1995 ..........................................       376             364
   Additional paid-in capital ............................................................    34,219          33,911
   Accumulated deficit ...................................................................    (1,301)         (4,401)
   Treasury stock, at cost, 98,000 shares at September 30, 1996 and none at
       December 31, 1995 .................................................................    (1,174)              -
                                                                                            --------        --------
                                                                                              32,120          29,874
   Unrealized gain on marketable securities available for sale, net ......................       320           1,364
                                                                                            --------        --------

      Total stockholders' equity .........................................................    32,440          31,238
                                                                                            --------        --------

      Total liabilities and stockholders' equity .........................................  $353,935        $355,854
                                                                                            ========        ========




          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                     --------------------        ---------------------
                                                                      1996          1995           1996          1995
                                                                     ------        ------        -------       -------
                                                                                        (Unaudited)
                                                                       (Dollars in thousands, except per-share data)

Interest and dividend income:
   Interest on loans ............................................    $5,125        $5,170        $15,125       $15,364
   Interest and dividends on investments ........................       990           921          3,253         2,598
   Interest on mortgage-backed securities .......................       799           936          2,464         2,745
                                                                     ------        ------        -------       -------
      Total interest and dividend income ........................     6,914         7,027         20,842        20,707
                                                                     ------        ------        -------       -------

Interest expense:
   Interest on deposits .........................................     2,767         2,880          8,331         8,189
   Interest on borrowed funds ...................................        69           130            251           381
                                                                     ------        ------        -------       -------
      Total interest expense ....................................     2,836         3,010          8,582         8,570
                                                                     ------        ------        -------       -------
      Net interest income .......................................     4,078         4,017         12,260        12,137
Provision for (recovery of) loan losses .........................      (141)           (2)            17           (99)
                                                                     ------        ------        -------       -------
      Net interest income after provision for or recovery of
         loan losses ............................................     4,219         4,019         12,243        12,236
                                                                     ------        ------        -------       -------

Non-interest income:
   Loan servicing fees ..........................................       174           137            478           490
   Customer service fees ........................................       311           275            780           762
   Gains (losses) on sales of investment securities, net ........         -           (24)           241           (20)
   Gains (losses) on sales of mortgage loans and mortgage-
    servicing rights, net .......................................        76           180            258           597
   Other ........................................................         2            46              5           125
                                                                     ------        ------        -------       -------

      Total non-interest income .................................       563           614          1,762         1,954
                                                                     ------        ------        -------       -------

      Income before non-interest expense and income taxes .......     4,782         4,633         14,005        14,190
                                                                     ------        ------        -------       -------

Non-interest expense:
   Salaries and employee benefits ...............................     1,409         1,450          4,182         4,014
   Office occupancy and equipment ...............................       264           262            807           808
   Professional services ........................................        71            96            234           365
   Marketing ....................................................        53            34            132            96
   Deposit insurance ............................................         1             4              3           411
   Real estate operations .......................................        81           163            155           933
   Outside data processing expense ..............................       102           108            329           322
   Other ........................................................       401           355          1,240         1,164
                                                                     ------        ------        -------       -------
      Total non-interest expenses ...............................     2,382         2,472          7,082         8,113
                                                                     ------        ------        -------       -------

      Income before income taxes ................................     2,400         2,161          6,923         6,077
 Income tax expense .............................................       821           719          2,265         2,169
                                                                     ------        ------        -------       -------

     Net income .................................................    $1,579        $1,442        $ 4,658       $ 3,908
                                                                     ======        ======        =======       =======

     Net income per common and common equivalent share ..........    $ 0.40        $ 0.37        $  1.19       $  1.02
                                                                     ======        ======        =======       =======





          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                          1996                 1995
                                                                                       ---------            ----------

                                                                                                (In thousands)
                                                                                                  (Unaudited)

Cash flows from operating activities:
   Net Income ..................................................................        $  4,658            $  3,908

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses ...................................              17                 (99)
     Depreciation and amortization .............................................             431                 435
     Deferred income taxes .....................................................           1,153                 735
     Amortization (accretion) of premiums, fees and discounts ..................              22                 (60)
     (Gains) losses on sales of investment securities ..........................            (241)                 20
     (Gains) on sales of mortgage loans and mortgage-servicing rights ..........            (258)               (597)
     Provision for losses on real estate acquired by foreclosure ...............             (32)                693
     (Gains) on sale of real estate acquired by foreclosure ....................              48                 (78)
     (Increase) decrease in loans held for sale ................................           2,141              (2,954)
     (Increase) in accrued interest receivable .................................            (211)               (269)
     (Increase) in other assets ................................................          (1,059)               (625)
     Increase (decrease) in accrued interest payable ...........................             (13)                 16
     Increase in other liabilities .............................................             623                 738
                                                                                        --------            --------

         Net cash provided by operating activities .............................           7,279               1,863
                                                                                        --------            --------

Cash flows from investing activities:
   Net (increase) in money market funds and ....................................          (5,851)             (6,210)
   Purchase of investment securities ...........................................         (28,163)            (20,425)
   Proceeds from sales of investment securities available for sale .............          12,351              13,274
   Proceeds from maturities of investment securities ...........................          18,827                   -
   Proceeds from sales of real estate acquired by foreclosure ..................           1,209               3,236
   Capital expenditures for real estate acquired by foreclosure ................               -                 (71)
   Purchases of mortgage-backed securities .....................................          (1,911)                  -
   Proceeds from payments of mortgage-backed securities ........................           8,576               6,674
   Net (increase) in loans .....................................................          (7,997)                (52)
   Purchases of premises and equipment .........................................            (218)               (282)
                                                                                        --------            --------

      Net cash used in investing activities ....................................        $ (3,177)           $ (3,856)
                                                                                        --------            --------


                         WARREN FIVE CENTS SAVINGS BANK

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                  1996                       1995
                                                                  ----                       ----
                                                                           (In thousands)
                                                                            (Unaudited)

Cash flows from financing activities:
  Net increase (decrease) in deposits.......................    $(1,117)                  $2,301
  Proceeds from Federal Home Loan Bank advances.............        913                      473
  Principal payments on Federal Home Loan Bank advances.....     (4,001)                   (420)
  Net increase in other borrowed funds......................        127                     430
  Purchase of treasury stock................................     (1,174)                      -
  Dividends paid............................................     (1,558)                   (718)
  Proceeds from issuance of common stock....................        320                     131
                                                                -------                  ------

    Net cash provided by (used in) financing activities.....     (6,490)                  2,197
                                                                -------                  ------

  Net increase (decrease) in cash and due from banks........     (2,388)                    204
  Cash and due from banks at beginning of period............      8,869                   8,231
                                                                -------                  ------
  Cash and due from banks at end of period..................    $ 6,481                  $8,435
                                                                =======                  ======

Cash paid during the period for:
  Interest..................................................    $ 8,595                  $8,554
  Income taxes..............................................    $ 1,798                  $1,231

Supplemental noncash investing and financing activities:

  Rental estate foreclosures...............................    $   392                  $  664
  Securitization of loans to mortgage-backed securities....    $ 2,171                  $7,859

  Decrease in unrealized gain on investment and mortgage-
   backed securities available for sale, net of estimated
   income taxes.............................................    $(1,004)                 $2,661


See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                                                                                                UNREALIZED
                                                                                              GAIN (LOSS) ON
                                                                             RETAINED           MARKETABLE
                                                               ADDITIONAL    EARNINGS           SECURITIES
                                                     COMMON     PAID-IN    (ACCUMULATED        AVAILABLE FOR     TREASURY
                                                     STOCK      CAPITAL       DEFICIT)           SALE, NET         STOCK     TOTAL
                                                     ------    ----------  ------------       ---------------   ---------   -------

                                                                                       (Unaudited)
                                                                                 (Dollars in thousands)

Balance at December 31, 1994 ....................     $354      $33,759       $(8,702)            $(1,616)             -    $23,795

   Net income ...................................        -            -         3,908                   -              -      3,908

   Dividends paid ...............................        -            -          (718)                                 -       (718)

   Change in unrealized gain
    on marketable securities
    available for sale, net .....................        -            -             -               2,661              -      2,661

    Issuance of 84,797 shares for exercise
    of options and 401K benefit plan ............        9          122             -                   -              -        131
                                                      ----      -------       -------             -------        -------    -------

Balance at September 30, 1995 ...................     $363      $33,881       $(5,512)             $1,045        $     -    $29,777

   Net income ...................................        -            -         1,474                   -              -      1,474

   Dividends paid ...............................        -            -          (363)                  -              -       (363)

   Change in unrealized loss
    on marketable securities
    available for sale, net .....................        -            -             -                 319              -        319

    Issuance of 8,000 shares for exercise
    of options ..................................        1           30             -                   -              -         31
                                                      ----      -------       -------             -------        -------    -------

Balance at December 31, 1995 ....................     $364      $33,911       $(4,401)             $1,364        $     -    $31,238

   Net income ...................................        -            -         4,658                   -              -      4,658

   Dividends paid ...............................        -            -        (1,558)                  -              -     (1,558)

   Purchase of treasury stock (98,000
     shares) ....................................        -            -             -                   -         (1,174)    (1,174)

    Issuance of 113,905 shares for exercise
    of options ..................................       12          308             -                   -              -        320

   Change in unrealized loss
     on marketable securities
     available for sale, net ....................        -            -             -              (1,044)             -     (1,044)
                                                      ----      -------       -------             -------        -------    -------

Balance at September 30, 1996 ...................     $376      $34,219       $(1,301)            $   320        $(1,174)   $32,440
                                                      ====      =======       =======             =======        =======    =======




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

EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

       Earnings-per-share data are based upon the average daily number of shares and share equivalents (options) outstanding, which was 3,911,000 and 3,916,000, respectively, for the quarter and nine months ended September 30, 1996 and for the quarter and nine months ended September 30, 1995 was 3,851,000 and 3,824,000, respectively.

OTHER

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which became effective for the Corporation on January 1, 1996. This statement established a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Corporation's stock. The Corporation has elected to continue to follow the accounting method under APB Opinion No. 25.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Warren Bancorp, Inc.'s (the "Corporation") operating results for the three and nine months ended September 30, 1996 (the "1996 quarter" and "1996 period," respectively) reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

       The Corporation recorded an increased profit for the 1996 period primarily due to reduced real estate operations expense and professional services expense compared to the period ended September 30, 1995 (the "1995 period"). In addition, deposit insurance expense decreased during the 1996 period due to the Federal Deposit Insurance Corporation (the "FDIC") reducing the premium it charges banks for deposit insurance. Please see the "Results of Operations for the Nine-Months Ended September 30, 1996," for further discussion on these items.

       Real estate acquired by foreclosure decreased by $800,000 during the 1996 period to $2.3 million at September 30, 1996, and nonperforming loans decreased by $1.0 million to $3.2 million. Management continues to monitor these non-performing asset portfolios closely with special attention being given to residential and commercial real estate loans, properties and land which comprise a substantial portion of the Corporation's nonperforming assets.

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

       In addition, the Board of Directors of the Corporation has authorized management to repurchase up to 225,000 shares of its common shares in the open market. The repurchase program commenced on April 22, 1996 and may be discontinued at anytime. The 225,000 authorized shares represents the repurchase of approximately 6% of the outstanding shares at the repurchase program's commencement date. At September 30, 1996, the Corporation purchased 98,000 shares at a total cost of $1.2 million.

SUBSEQUENT EVENTS

       On October 17, 1996, the Corporation declared a quarterly dividend of eleven cents ($.11) per share payable November 13, 1996 to stockholders of record on October 28, 1996.

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

       The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 1996. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months.

INTEREST-RATE SENSITIVITY POSITION

                                                                                   SEPTEMBER 30, 1996
                                                                                   ------------------
                                                           0-3             3-6            6-12            1-5         OVER 5
                                                         MONTHS          MONTHS          MONTHS          YEARS         YEARS
                                                        --------        --------        --------        -------       -------
                                                                                  (Dollars in Thousands)

INTEREST SENSITIVE ASSETS:
Investment securities ...........................       $ 31,439        $  6,779        $  9,078        $21,795       $     -
Loans held for sale .............................            668               -               -              -             -
Adjustable-rate loans ...........................         61,713          24,544          73,018         28,962             -
Fixed-rate loans ................................          4,393             396           4,259         12,462         9,385
Mortgage-backed securities ......................          6,835           5,123          14,242         11,535         6,317
                                                        --------        --------        --------        -------       -------
   Total interest sensitive assets ..............        105,048          36,842         100,597         74,754        15,702
                                                        --------        --------        --------        -------       -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .......................................         11,627          11,626               -              -             -
Time deposits ...................................         32,369          36,981          39,962         26,032            28
Other deposits (A) ..............................         69,689          69,208               -              -             -
Borrowings ......................................          1,736           2,000               -             14           657
                                                        --------        --------        --------        -------       -------
   Total interest sensitive liabilities .........        115,421         119,815          39,962         26,046           685
                                                        --------        --------        --------        -------       -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ..........................       $(10,373)       $(82,973)       $ 60,635        $48,708       $15,017
                                                        ========        ========        ========        =======       =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ..........       $(10,373)       $(93,346)       $(32,711)       $15,997       $31,014
                                                        ========        ========        ========        =======       =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .................           91.0%           60.3%           88.1%         105.3%        110.3%
                                                        ========        ========        ========        =======       =======

Cumulative excess (deficiency) as a
 percentage of total assets .....................           (2.9)%         (26.4)%          (9.2)%          4.5%          8.8%
                                                        ========        ========        ========        =======       =======

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

       The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $2.7 million at September 30, 1996.

       During 1996, the primary sources of liquidity were $24.3 million in loan sales, proceeds from sale of investments of $12.4 million, proceeds from maturities of investment securities of $18.8 million, and proceeds from paydowns of mortgage-backed securities of $8.6 million. Primary uses of funds were $70.6 million in residential, commercial real estate and commercial loan originations and $30.1 million to purchase investment and mortgage-backed securities. At September 30, 1996, the Bank had $11.2 million in overnight investments.

       The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid by the Corporation are funded by dividends paid by the Bank to the Corporation. In addition, shares purchased by the Corporation in the stock repurchase plan also are funded primarily by dividends paid by the Bank to the Corporation.

       From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 1996:

                                                          (IN THOUSANDS)

          Less than 3 months........................         $ 2,881
          3 to 6 months.............................           4,841
          6 to 12 months............................           4,592
          More than 12 months.......................           3,510
                                                             -------
                                                             $15,824
                                                             =======

CAPITAL ADEQUACY

       Total stockholders' equity at September 30, 1996 was $32.4 million, an increase of $1.2 million from $31.2 million at the end of 1995. Included in stockholders' equity at September 30, 1996 is an unrealized gain on marketable securities available for sale, which increases stockholders' equity, of $320,000 as compared to an unrealized gain at December 31, 1995 of $1.4 million. This unfavorable change in the market value of marketable securities available for sale was due to increased interest rates during the 1996 period. Future interest-rate increases could further reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.17% at September 30, 1996 compared to 8.78% at December 31, 1995.

       At September 30, 1996, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on marketable equity securities as a reduction of Tier I capital. At September 30, 1996, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $320,000, of which the unrealized loss on marketable equity securities was zero.

       The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 1996, the FRB leverage capital ratio was 9.19% compared to 8.47% at December 31, 1995.

       The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 1996, the Bank's leverage capital ratio, under FDIC guidelines, was 9.00% compared to 8.43% at December 31, 1995.

       If the unrealized gain on marketable securities available for sale were used in the calculation of Tier I capital, i.e. if GAAP were used in the calculation, the Bank's leverage capital ratio would have been 9.09% at September 30, 1996 for the FDIC and the Corporation's leverage capital ratio would have been 9.28% for the FRB.

       As noted in "Subsequent Events" above, the Corporation in October declared a dividend totaling approximately $402,000. In addition, as noted in "General" above, the Board of Directors of the Corporation has authorized management to repurchase up to 225,000 shares of its common shares in the open market. This repurchase program commenced on April 22, 1996. As of September 30, 1996, the Corporation purchased 98,000 shares at a total cost of $1.2 million. The Corporation's dividends and the stock buyback program are funded by dividends paid by the Bank to the Corporation, which reduce the Bank's capital, and reduce the capital of the Corporation.

       The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 14.44% and 14.17%, respectively, at September 30, 1996 compared to 13.71% and 13.65% at December 31, 1995, thus exceeding their risk-based capital requirements.

       As of September 30, 1996, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 14.17%, 12.92%, and 9.00%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

       The Corporation's total assets decreased to $353.9 million at September 30, 1996 from $355.9 million at December 31, 1995. Decreases occurred in residential mortgage loans, cash and due from banks, and investments and mortgage-backed securities available for sale and was partially offset by increases in commercial loans, commercial real estate loans and overnight investments.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

       Investments, consisting of overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, decreased to $115.7 million at September 30, 1996 from $118.8 million at December 31, 1995. A majority of this decrease was from the sale of fixed income mutual funds, maturities of corporate notes and paydowns of mortgage-backed securities. This decrease was partially offset by additional purchases of U.S. Treasury and U.S. Government Agency obligations. Mortgage-backed securities decreased to $44.4 million at September 30, 1996 from $48.6 million at December 31, 1995 due to paydowns of the underlying loans partially offset by the securitization of $2.2 million of loans into mortgage-backed securities. The decrease in the market value of these investments was due to the increase in interest rates during 1996. Further increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 1996 ARE AS FOLLOWS:

                                                         GROSS        GROSS
                                        AMORTIZED     UNREALIZED   UNREALIZED     MARKET
                                          COST           GAINS       LOSSES        VALUE
                                        ---------     ----------   ----------    --------
                                                            (IN THOUSANDS)

OVERNIGHT

Federal Home Loan Bank of Boston
 overnight deposits...................  $ 11,000        $    -        $   -      $ 11,000
Money market funds....................       151             -            -           151
                                        --------        ------        -----      --------
                                          11,151             -            -        11,151
                                        --------        ------        -----      --------
AVAILABLE-FOR-SALE

Fixed income mutual funds.............    18,990           421            -        19,411
FNMA mortgage-backed securities.......    28,539           903            -        29,442
GNMA mortgage-backed securities.......    15,514             -         (592)       14,922
U.S. Government and related
 obligations..........................    20,135             9          (60)       20,084
Corporate notes.......................     6,236             -            -         6,236
Common stock warrants.................         -            19            -            19
Preferred stock.......................     7,972            59         (255)        7,776
                                        --------        ------        -----      --------
                                          97,386         1,411         (907)       97,890
                                        --------        ------        -----      --------

OTHER

Foreign government bonds and
  notes...............................       500             -            -           500
Stock in Federal Home Loan Bank
  of Boston...........................     4,110             -            -         4,110
Stock in Mutual Savings Central
  Fund, Inc...........................       108             -            -           108
Advances to Thrift Institution Fund
  for Economic Development............       409             -            -           409
Stock in Savings Bank Life Insurance
  Company of Massachusetts ...........     1,576           240            -         1,816
                                        --------        ------        -----      --------
                                           6,703           240            -         6,943
                                        --------        ------        -----      --------
                                        $115,240        $1,651        $(907)     $115,984
                                        ========        ======        =====      ========

LOANS AND LOANS HELD FOR SALE

       Loans and loans held for sale increased by $3.5 million during the 1996 period to $223.0 million at September 30, 1996. This increase is primarily the result of increased commercial, commercial construction and commercial real estate loans partially offset by loan paydowns and payoffs in residential mortgage loans and the securitization of $2.2 million of residential mortgage loans into mortgage-backed securities. Commercial, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher credit risk.

       The following table sets forth the classification of the Corporation's loans as of September 30, 1996 and December 31, 1995 (in thousands):

                                          SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                          ------------------   -----------------

Residential mortgages....................      $ 74,480             $ 85,276
Commercial real estate...................       102,342               94,341
Commercial construction .................         9,910                6,254
Commercial loans.........................        14,166                8,490
Consumer loans...........................        21,469               22,331
                                               --------             --------
                                               $222,367             $216,692
                                               ========             ========

       Residential mortgage loan originations during the 1996 period were $29.3 million compared to $26.6 million in the 1995 period. The Corporation sold or securitized loans totaling $26.5 million during the 1996 period compared to $28.9 million sold or securitized in the 1995 period. At September 30, 1996, the Corporation held $668,000 of fixed rate residential mortgage loans for sale compared to $2.8 million at December 31, 1995. These are reflected at the lower of cost or aggregate market value.

       Mortgage servicing rights are created as an asset separate from the underlying loan when a loan is sold and servicing is retained . The total cost of creating a mortgage loan is allocated between the loan and the servicing right based on their respective fair values. The balance of mortgage-servicing rights, net of a valuation allowance, at September 30, 1996 and December 31, 1995 was $620,000 and $338,000, respectively, and is included in other assets. Gains on the sales of loans attributable to the allocation of cost to the mortgage servicing rights was recognized in the amount of $261,000 in the 1996 period from the sale of $24.7 million of residential mortgage loans. This compares to a gain of $171,000 in the 1995 period from the sale of $17.7 million of residential mortgage loans. On a quarterly basis, mortgage servicing rights, which are stratified by the underlying loans' origination dates and maturities, are reviewed for impairment using the net present value method of estimated cash flows and current market conditions. Based on this review at September 30, 1996, the valuation allowance was reduced and credited to gain on sale of mortgage loans and mortgage servicing rights, net, in the amount of $17,126 for the individual strata that were deemed to be impaired, bringing the valuation allowance to $6,700 at September 30, 1996 from $24,000 at December 31, 1995. The aggregate fair value of each strata is estimated to be $650,000 at September 30, 1996. This value applies to the rights to service loans sold since January 1, 1995, the date generally accepted accounting principles required the recognition of mortgage servicing rights. The principal balance of those loans at September 30, 1996 is $51.2 million. The principal balance of all loans serviced for others at September 30, 1996 was $217.5 million. At September 30, 1996, the Bank estimated the pre-tax value of the servicing rights of all loans serviced for others to be approximately $2.3 million.

       The following table summarizes the changes in the mortgage-servicing rights balance at September 30, 1996 (dollars in thousands):

       Balance at December 31, 1995                    $362
       Additions (income credited to gain or
        loss on sales of mortgage loans and
        mortgage servicing rights, net, or
        discounts on loans securitized as
        mortgage-backed securities                               291
       Less:  amortization (charged to loan
        servicing fee income)                                    (26)
                                                                 ---
       Balance at September 30, 1996                   $627
                                                       ====

       An analysis of the mortgage-servicing rights valuation allowance for the period ended September 30, 1996 is as follows (dollars in thousands):

       Balance at December 31, 1995                    $(24)
       Recovery of allowance (credited to
        gain or loss on sales of mortgage
        loans and mortgage servicing rights, net)                 17
                                                                  --
       Balance at September 30, 1996                   $ (7)
                                                       ====

       The Corporation is currently evaluating whether it should remain in the residential mortgage-loan servicing business and continue to service loans owned by others amounting to over $217 million. A decision is expected to be made before the end of 1996. The impact of exiting the business, if the Corporation decides to do so, mainly will be a one-time gain from the sale of the servicing rights and decreased ongoing loan servicing fee revenue. The amount of the impact if the Corporation decides to exit the business cannot be determined at this time.

CREDIT QUALITY

IMPAIRED LOANS

       The Corporation accounts for impaired loans at the present value of the expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral for collateral-dependent loans. Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, non-accruing loans are deemed impaired. The classification of impaired loans does not apply to smaller balance, large groups of homogeneous loans such as residential mortgage and consumer installment loans which are considered to be collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 1996, there were three loans considered impaired and accruing totaling $707,000 compared to four loans considered impaired and accruing totaling $489,000 at December 31, 1995.

NONPERFORMING LOANS

       Loans past due 90 days or more or past due less than 90 days but in a nonaccrual status were $3.2 million at September 30, 1996 compared to $4.2 million at December 31, 1995. Included in non-performing loans are six loans considered impaired in the amount of $1.8 million at September 30, 1996 as compared to six loans totaling $2.6 million at December 31, 1995. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

       The table below details non-performing loans at:

                                                       SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                                       ------------------     -----------------
                                                                (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears..............       $    0               $  155
Nonaccrual loans.......................................        3,235                4,084
                                                              ------               ------
Total nonperforming loans..............................       $3,235               $4,239
                                                              ======               ======
Percentage of nonperforming loans to:
Total loans............................................         1.45%                1.96%
                                                              ======               ======
Total assets...........................................         0.91%                1.19%
                                                              ======               ======

REAL ESTATE ACQUIRED BY FORECLOSURE

       Real estate acquired by foreclosure totaled $2.3 million at September 30, 1996 compared to $3.1 million at December 31, 1995. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the net carrying value or fair value of the property less estimated cost of disposition. These properties consist mainly of land, one to four family houses, and commercial real estate.

       The Corporation had a provision for loss of $16,000 on real estate acquired by foreclosure net of gains on sale in the 1996 period compared to a provision for losses net of gains on sale of $615,000 in the 1995 period. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

       Changes in the allowance for losses on real estate acquired by foreclosure for the nine months ended September 30, 1996 are as follows:

                                                                  (IN THOUSANDS)

       Balance at December 31, 1995...........................         $ 457
       Provision charged (credited) to expense................            56
       Net charge-offs........................................          (246)
                                                                       -----
       Balance at September 30, 1996..........................         $ 267
                                                                       =====

       Gains on sale and recoveries on real estate acquired by foreclosure were $40,000 in the 1996 period.

       In summary, non-performing assets are as follows (in thousands):

                                            SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                            ------------------   -----------------

Non-performing loans........................       $3,235             $4,239
Real estate acquired by foreclosure.........        2,255              3,092
                                                   ------             ------
Total nonperforming assets..................       $5,490             $7,331
                                                   ======             ======

ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses was $4.5 million at September 30, 1996 and December 31, 1995. The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 1996 (dollars in thousands):

Balance at beginning of period..................................     $4,533
                                                                     ------

Losses charged to the allowance:
    Residential mortgage........................................       (202)
    Commercial mortgage.........................................        (93)
    Commercial loans............................................          -
    Consumer loans..............................................        (39)
                                                                     ------
                                                                       (334)
                                                                     ------
Loan recoveries:
    Residential mortgage........................................         16
    Commercial mortgage.........................................        221
    Commercial loans............................................         63
    Consumer loans..............................................         17
                                                                     ------
                                                                        317
                                                                     ------
Net charge-offs.................................................        (17)
                                                                     ------

Provision charged to income.....................................         17
                                                                     ------
Balance at end of period........................................     $4,533
                                                                     ======

Allowance to total loans at end of period.......................       2.04%
                                                                     ======

Allowance to nonperforming loans at end of period...............      140.1%
                                                                     ======

Allocation of ending balance:
    Residential mortgage........................................     $  986
    Commercial mortgage.........................................      3,103
    Commercial loans............................................        179
    Consumer loans..............................................        265
                                                                     ------
                                                                     $4,533
                                                                     ======

       Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.

       Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $2.5 million of impaired loans, of which $706,000 is measured using the present value method and $2.0 million using the fair value method, is $841,000.

LEGAL AND OFF-BALANCE SHEET RISKS

       Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 1996, there were no legal claims against the Corporation.

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

OTHER ASSETS

       Included in other assets at September 30, 1996 and December 31, 1995 are $1.0 million and $357,000, respectively, of current income taxes receivable. Also included in other assets was a deferred income tax receivable of $357,000 at December 31, 1995.

LIABILITIES

       Deposits decreased to $313.7 million at September 30, 1996 from $314.9 million at December 31, 1995. This decrease took place primarily in savings deposits and N.O.W. accounts and was partially offset by increases in demand, money market deposit accounts and time deposits.

       Federal Home Loan Bank of Boston advances were $2.7 million at September 30, 1996 and $5.8 million at December 31, 1995. Securities sold under agreement to repurchase were $1.7 million at September 30, 1996 compared to $1.6 million at December 31, 1995. Also included in other liabilities at September 30, 1996 was a deferred income tax payable of $476,000.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

  GENERAL

       The Corporation recorded a profit for the 1996 quarter of $1.6 million compared to a profit for the 1995 quarter of $1.4 million. The increase in the 1996 quarter profit is primarily due to recovery of prior loan losses of $141,000 in the 1996 quarter compared to a recovery of $2,000 in the 1995 quarter, and lower non-interest expenses in the 1996 quarter as compared to the 1995 quarter. Income before taxes was $2.4 million in the 1996 quarter compared to $2.2 million in the 1995 quarter.

       Net interest income for the 1996 and 1995 quarters was $4.1 million and $4.0 million, respectively. The weighted average interest rate spread for the 1996 quarter was 4.67% for the 1996 and 1995 quarters. The net yield on average earning assets was 4.86% for the 1996 quarter and 4.81% for the 1995 quarter.

  INTEREST AND DIVIDEND INCOME

       Total interest and dividend income was $6.9 million for the 1996 quarter and $7.0 million for the 1995 quarter. Interest on loans decreased to $5.1 million for the 1996 quarter from $5.2 million for the 1995 quarter. This decrease is primarily the result of a decrease in average loan yields to 9.14% for the 1996 quarter from 9.25% for the 1995 quarter partially offset by an increase in average loans outstanding for the 1996 quarter compared to the 1995 quarter. Interest and dividends on investments increased to $1.0 million from $921,000 for the 1996 and 1995 quarters, respectively. This increase is attributed to an increase in the average amount of investments held despite a decrease in the average yield on investments to 6.21% for the 1996 quarter from 6.25% for the 1995 quarter. Mortgage-backed securities income decreased to $799,000 in the 1996 quarter from $936,000 in the 1995 quarter primarily due to a decrease in the average amount of mortgage-backed securities held. The average yield was 7.15% in the 1996 quarter compared to 7.14% in the 1995 quarter.

INTEREST EXPENSE

       Interest on deposits was $2.8 million for the 1996 quarter and $2.9 million for the 1995 quarter. The average cost of deposits decreased to 3.54% for the 1996 quarter compared to 3.65% for the 1995 quarter, while average interest-bearing deposits outstanding decreased during the 1996 quarter. Interest on borrowed funds decreased to $69,000 from $130,000 for the 1996 and 1995 quarters, respectively. This decrease is primarily related to a decrease in borrowings. The average cost of borrowings was 4.47% for the 1996 quarter and 6.46% for the 1995 quarter.

  NON-INTEREST INCOME

       Total non-interest income for the 1996 quarter was $563,000 compared to $614,000 for the 1995 quarter. The gain from the sale of mortgage loans and mortgage-servicing rights, net, was $76,000 for the 1996 quarter compared to $180,000 for the 1995 quarter. The gain from the sale of investment securities, net was zero in the 1996 quarter compared to a loss of $24,000 in the 1995 quarter. Service fee income increased to $485,000 in the 1996 quarter from $412,000 in the 1995 quarter.

  NON-INTEREST EXPENSE

       Total non-interest expense was $2.4 million in the 1996 quarter and $2.5 million in the 1995 quarter. Decreases in salaries and employee benefits, professional services and real estate operations expenses were partially offset by increases in marketing and other expense. Real estate operations expenses decreased to $81,000 in the 1996 quarter compared to $163,000 in the 1995 quarter mainly due to a net provision for losses of $36,000 in the 1996 quarter compared to a net provision for losses of $95,000 in the 1995 quarter and decreased operating expenses related to the reduction of real estate owned. The decrease in professional services is also related to this reduction.

  INCOME TAX EXPENSE

       The income tax expense for the 1996 quarter was $821,000 compared to $719,000 for the 1995 quarter. This increase is due to higher taxable income. The net deferred tax liability at June 30, 1996 is $474,000 compared to a net deferred tax asset of $357,000 at December 31, 1995.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

GENERAL

       The Corporation recorded a profit for the 1996 period of $4.7 million compared to a net profit for the 1995 period of $3.9 million, primarily due to gains on sale of investment securities, lower deposit insurance and decreased real estate operations expenses. Income before taxes was $6.9 million for the 1996 period compared to $6.1 million in the 1995 periods.

       Net interest income for the 1996 period was $12.3 million compared to $12.1 million for the 1995 period. The weighted average interest rate spread for the 1996 period was 4.72% compared to 4.75% for the 1995 period. The net yield on average earning assets was 4.91% for the 1996 period and 4.87% for the 1995 period.

INTEREST AND DIVIDEND INCOME

       Total interest and dividend income increased to $20.8 million for the 1996 period from $20.7 million for the 1995 period. Interest on loans decreased to $15.1 million for the 1996 period from $15.4 million for the 1995 period. This decrease is primarily the result of a lower volume of loans outstanding during the 1996 period despite an increase in average loan yield to 9.20% for the 1996 period from 9.09% for the 1995 period. Interest and dividends on investments increased to $3.3 million for the 1996 period compared to $2.6 million for the 1995 period due to an increase to the average amount of investments held despite a decrease in the average yield on investments to 6.36% for the 1996 period from 6.51% for the 1995 period. Mortgage-backed securities income was $2.5 million for the 1996 period and $2.8 million for the 1995 period primarily due to a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

       Interest on deposits increased to $8.3 million in the 1996 period from $8.2 million for the 1995 period. This increase was primarily related to an increase in the average cost of deposits to 3.57% for the 1996 period from 3.52% for the 1995 period offset by a decrease in average interest-bearing deposits during 1996. This increase in deposit cost was related to generally higher interest rates during the 1996 period and a shift from lower-costing deposits into higher-costing time deposits. Interest on borrowed funds decreased to $251,000 from $381,000 for the 1995 period. This decrease is primarily related to a decrease in borrowed funds and a decrease in the average cost of borrowings to 4.96% for the 1996 period from 6.40% for the 1995 period.

NON-INTEREST INCOME

       Total non-interest income for the 1996 period was $1.8 million compared to $2.0 million for the 1995 period. The gain from investment securities was $241,000 for the 1996 period compared to a net loss of $20,000 for the 1995 period. The Corporation recorded a gain on sales of mortgage loans and mortgage servicing rights, net, of $258,000 in the 1996 period compared to $597,000 in the 1995 period. Included in the gain from sale of mortgage loans and mortgage servicing rights, net, was a $359,000 gain from the sale of mortgage servicing rights in the 1995 period, compared to zero in the 1996 period.

NON-INTEREST EXPENSE

       Total non-interest expense decreased to $7.1 million in the 1996 period from $8.1 million in the 1995 period. This decrease is primarily attributed to a decrease in deposit insurance, professional services and real estate operations expenses. These decreases were partially offset by increases in salaries and employee benefits, marketing expenses and other expenses. Deposit insurance was $3,000 in the 1996 period compared to $411,000 in the 1995 period due to the FDIC's reduction of the premium it charges the Bank for deposit insurance. Real estate operations expense decreased to $155,000 in the 1996 period from $933,000 in the 1995 period. This decrease included a net provision for losses of $16,000 in the 1996 period compared to a net provision for losses of $615,000 in the 1995 period and decreased operating expenses related to the reduction of Real Estate Owned. The decrease in professional services is also related to this reduction of Real Estate Owned.

INCOME TAX EXPENSE

       Income tax expense for the 1996 and 1995 period was $2.3 million and $2.2 million, respectively. In connection with a recent audit by the IRS and a review of certain tax and related matters, the Bank recorded a $400,000 income tax credit which is included in income tax expense for the 1996 period. The credit is mainly the result of two changes required by the audit. First, the IRS required the Corporation to reduce its tax-return bad-debt deduction in prior years due to loss carrybacks the Corporation had taken. Although that requirement in itself had no financial statement effect on income, it enabled the Corporation to increase its dividend-received deduction in the year of the change, thus providing tax-return and financial statement benefit. Second, the IRS required the Corporation to shift tax-return loan chargeoffs from one tax period to other tax period., For federal-tax purposes, these shifts had no financial statement effect on income. For state-tax purposes, the shift sheltered income which had been taxed in prior years, thus providing tax-return and financial-statement benefit.

       Also due to certain tax-return adjustments based on the recent audit and depending on the outcome of certain tax rulings by federal and state taxing authorities over the next two-to-three years not specific to Warren Bancorp, and depending upon the impact of certain federal legislation, the Corporation may have the ability to record additional tax credits of up to an estimated $1.2 million in future periods.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WARREN BANCORP, INC.

DATE:  November 8, 1996                         By: /s/ GEORGE W. PHILLIPS
                                                    --------------------------
                                                    George W. Phillips
                                                    President and
                                                    Chief Executive Officer

DATE:  November 8, 1996                         By: /s/ PAUL M. PEDUTO
                                                    --------------------------
                                                    Paul M. Peduto
                                                    Treasurer
                                                    (Principal Financial Officer
                                                      and Principal Accounting
                                                      Officer)