Form 10-K
period 1996-12-31
WARREN BANCORP INC
filed 1997-03-25
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

               [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM      TO
                           COMMISSION FILE NO. 0-17222

                              WARREN BANCORP, INC.
             (Exact Name of registrant as specified in the charter)
                                ----------------

    MASSACHUSETTS                                              04-3024165
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

      10 MAIN STREET                                              01960
  PEABODY, MASSACHUSETTS                                       (Zip Code)
(Address of principal executive offices)

                                 (508) 531-7400
              (Registrant's telephone number, including area code)
                                ----------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.10 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing sale price for the registrant's common stock on March 1, 1997, as reported by NASDAQ was $50,961,925.

     The number of shares of the registrant's common stock outstanding as of March 1, 1997 was 3,685,587.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1997 are incorporated by reference into the Annual Report as portions of Part III of Form 10-K.

CONTENTS

Selected Financial Data................................................       2

Annual Report on Form 10K..............................................       6

Management's Discussion and Analysis of
 Financial Condition and Results of Operations.........................    8-25

Independent Auditors' Report...........................................      31

Consolidated Financial Statements......................................   32-69

Shareholder Information................................................   72-73

Corporate Information..................................................      74

Officers...............................................................      75








Warren Bancorp, Inc. is a Massachusetts-chartered bank holding company. Through its subsidiaries, the Corporation is engaged primarily in the business of attracting personal and institutional deposits from the general public, originating residential and commercial mortgage, personal and commercial loans and investing in various securities. Its principal banking subsidiary is Warren Five Cents Savings Bank, a Massachusetts-chartered, FDIC-insured savings bank incorporated in 1854 and headquartered in Peabody, Massachusetts. The Bank conducts its business from four banking offices in Peabody and two banking offices in Beverly, Massachusetts. The Corporation's primary service area is centered in the cities of Peabody and Beverly and includes the other cities and towns of Essex County.

                                                                                                           SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                   1996          1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets                                                   $358,954      $355,854       $348,239       $391,208       $401,447
Investment securities                                            75,618        69,427         50,822         68,163         48,366
Mortgage-backed securities                                       42,730        49,414         51,472         63,055         54,857
Net loans                                                       218,313       212,159        217,724        212,421        248,762
Real estate acquired by foreclosure or
   substantively repossessed                                      2,230         3,092          8,354         14,970         17,987
Deposits                                                        316,366       314,850        315,063        322,234        338,491
Borrowings                                                        4,927         7,368          6,602         41,863         41,572
Stockholders' equity                                             34,445        31,238         23,795         24,418         16,262
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        YEARS ENDED DECEMBER 31,
                                                                   1996          1995           1994           1993           1992
----------------------------------------------------------------------------------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Interest and dividend income                                   $ 27,781      $ 27,750       $ 25,640       $ 27,239       $ 33,096
Interest expense                                                 11,469        11,608          9,961         12,722         18,913
                                                               --------      --------       --------       --------       --------
   Net interest income                                           16,312        16,142         15,679         14,517         14,183
Provision for (recovery of) loan losses                             116          (154)          (287)         1,023          2,097
Non-interest income (loss)                                        2,149         2,049         (2,553)         5,261          3,715
Non-interest expenses                                             9,768        11,003         10,376         12,970         13,271
                                                               --------      --------       --------       --------       --------
Income  before income taxes and change in
  accounting method                                               8,577         7,342          3,037          5,785          2,530
Income tax expense (benefit)                                      1,968         1,960          1,436         (1,468)          (453)
                                                               --------      --------       --------       --------       --------
Net income  before change in accounting method                    6,609         5,382          1,601          7,253          2,983
Cumulative effect of change in accounting method                      -             -              -              -            357
                                                               --------      --------       --------       --------       --------

Net income                                                     $  6,609      $  5,382       $  1,601       $  7,253       $  3,340
                                                               ========      ========       ========       ========       ========


Income per common and common-
   equivalent share:

   Before cumulative effect of change in
      accounting method                                        $   1.67      $   1.39       $   0.42       $   1.94       $   0.82

   Cumulative effect of change in accounting method                   -             -              -              -           0.10
                                                               --------      --------       --------       --------       --------

   Net income                                                  $   1.67      $   1.39       $   0.42       $   1.94       $   0.92
                                                               ========      ========       ========       ========       ========

   Cash dividends paid                                         $   0.53      $   0.30       $      -       $      -       $      -
                                                               ========      ========       ========       ========       ========

OTHER DATA:
Return on average assets                                           1.87%         1.54%          0.44%          1.84%          0.78%
Return on average stockholders' equity                            20.47         19.30           6.64          36.35          23.38
Stockholders' equity to assets at year end                         9.60          8.78           6.83           6.24           4.05
Dividend payout ratio                                             29.47         20.09              -              -              -
Weighted average interest rate spread                              4.69          4.71           4.52           4.01           3.76
Net yield on average earning assets                                4.88%         4.84%          4.55%          3.97%          3.65%
Number of banking offices                                             6             6              6              6              6

The consolidated financial data for the Corporation and its subsidiaries presented above are expanded and explained in more detail by the financial information contained elsewhere herein. The consolidated financial data were derived from audited consolidated financial statements of the Corporation and the Bank at and for the periods shown. Earnings-per-share information is presented based upon the daily average number of common and common-equivalent shares outstanding.

[This page left intentionally blank]

[This page left intentionally blank]

[This page left intentionally blank]

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                             Page
                                                                                             ----

Item  1.  Business........................................................................   25-29

Item  2.  Properties......................................................................      19

Item  3.  Legal Proceedings...............................................................      19

Item  4.  Submission of Matters to a Vote of Security Holders.............................      28

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters...........      72

Item  6.  Selected Financial Data.........................................................       2

Item  7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations..................................................................    8-25

Item  8.  Financial Statements and Supplementary Data.....................................   30-69

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures....................................................................      28

Item 10.  Directors and Executive Officers of the Corporation.............................      28

Item 11.  Executive Compensation..........................................................      28

Item 12.  Security Ownership of Certain Beneficial Owners and Management..................      29

Item 13.  Certain Relationships and Related Transactions..................................      29

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................      70

                STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2)      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
          and Interest Differential.......................................................   21-22

(3)      Investment Portfolio.............................................................   12-13

(4)      Loan Portfolio...................................................................   13-17

(5)      Summary of Loan Loss Experience..................................................      18

(6)      Deposits.........................................................................      20

(7)      Return on Equity and Assets......................................................       2

(8)      Short-Term Borrowings ...........................................................   50-51

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Annual Report, including Form 10K, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statement because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Corporation and may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Annual Report, including Form 10-K, under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this report.

GENERAL

     Warren Bancorp, Inc.'s (the "Corporation") operating results for the year ending December 31, 1996 (the "1996 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 1996 period primarily due to reduced real estate operations and professional services expense and increased gains on sales of investment securities compared to the year ended December 31, 1995 (the "1995 period"). In addition, the Corporation recognized a one-time tax benefit of $885,000 and deposit insurance expense decreased during the 1996 period due to the Federal Deposit Insurance Corporation's (the "FDIC") reducing the premium it charges banks for deposit insurance. Please see the "Results of Operations-1996 Compared to 1995" under "Non-interest Expense" for further discussion on this reduction.

     Stockholders' equity increased in 1996 due to profits, partially offset by a decrease in the unrealized gain on marketable securities available for sale, net of income taxes, dividends and the purchase of treasury stock. The decrease in the unrealized gain was primarily the result of increased interest rates during the 1996 period. Future increases in interest rates could reduce the value of the securities portfolio and stockholders' equity.

     Real estate acquired by foreclosure decreased by $862,000 to $2.2 million at December 31, 1996 and nonperforming loans decreased by $1.5 million to $2.7 million during the 1996 period from December 31, 1995. Management continues to monitor those nonperforming asset portfolios closely. If conditions in the Massachusetts real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

     In 1996, the Corporation paid quarterly dividends totaling $.43 per share and paid a special dividend of $.10 per share.

     The Board of Directors has authorized management to repurchase up to 225,000 shares of its common shares in the open market. The repurchase program commenced on April 22, 1996 and may be discontinued at any time. The 225,000 authorized shares represents the repurchase of approximately 6% of the outstanding shares. By December 31, 1996, the Corporation had purchased 98,000 shares at a total cost of $1.2 million.

SUBSEQUENT EVENTS

     On January 31, 1997 the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of its portfolio of loans serviced for others. The Corporation will continue to service loans it currently owns. This transaction provided an after tax gain of $1.2 million recognized in 1997.

REGULATORY PROCEEDINGS

     There were no regulatory proceedings in 1996. On February 22, 1995, the FDIC and on February 28, 1995, the Massachusetts Commissioner of Banks (the "Commissioner") terminated the Cease and Desist Order (the "Order") which the Bank had consented to in December, 1991 and had been in effect since that time. The Order was replaced by informal supervisory arrangements set forth in resolutions of the Bank's Board of Directors adopted on February 15, 1995. In the fourth quarter of 1995, the Bank was informed by the FDIC and the Commissioner that the Board resolutions were no longer necessary, and at its December 1995 meeting, the Bank's Board of Directors dissolved those resolutions.

ASSET/LIABILITY MANAGEMENT

     A primary objective of the Corporation's asset/liability management policy is to manage interest-rate risk over time to achieve a prudent level of net interest income in changing interest-rate environments. Management's strategies are intended to be responsive to changes in interest rates and to recognize market demands for particular types of deposit and loan products. These strategies are overseen by an internal Asset/Liability Management Committee and by the Bank's Board of Directors.

The following table summarizes the Corporation's interest-rate sensitivity position as of December 31, 1996. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at anytime, they are presented in the table below based on an assumed maturity of six months.

INTEREST-RATE SENSITIVITY POSITION
                                                                        DECEMBER 31, 1996
                                                                        -----------------
                                                     WITHIN ONE YEAR
                                             ---------------------------------
                                              0-3           3-6           6-12           1-5        OVER 5
                                             MONTHS        MONTHS        MONTHS         YEARS        YEARS
                                             ------        ------        ------         -----        -----

                                                                    (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................    $ 29,533      $  9,319      $ 12,248      $ 21,790     $      -
Loans held for sale ...................       3,003             -             -             -            -
Adjustable-rate loans .................      66,396        30,948        58,139        32,715            -
Fixed-rate loans ......................       4,428         1,592         5,645        11,471        8,801
Mortgage-backed securities ............       5,213         6,575        13,422        11,403        5,622
                                           --------      --------      --------      --------     --------
   Total interest sensitive assets ....     108,573        48,434        89,454        77,379       14,423
                                           --------      --------      --------      --------     --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................      12,033        12,032             -             -            -
Time deposits .........................      37,910        32,921        35,911        30,494           28
Other deposits(a) .....................      68,966        68,966           103             -            -
Borrowings ............................       4,256             -             -            14          657
                                           --------      --------      --------      --------     --------
   Total interest sensitive liabilities     123,165       113,919        36,014        30,508          685
                                           --------      --------      --------      --------     --------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................    $(14,592)     $(65,485)     $ 53,440      $ 46,871     $ 13,738
                                           ========      ========      ========      ========     ========

Deficiency of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities     $(14,592)     $(80,077)     $(26,637)     $ 20,234     $ 33,972
                                           ========      ========      ========      ========     ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......        88.2%         66.2%         90.3%        106.7%       111.2%
                                           ========      ========      ========      ========     ========

Cumulative excess (deficiency) as a
 percentage of total assets ...........        (4.1)%       (22.3)%        (7.4)%         5.6%         9.5%
                                           ========      ========      ========      ========     ========

----------
(a)  Other deposits consist of regular savings, club and N.O.W. accounts.

     Interest-rate sensitivity statistics are static measures that do not necessarily take into consideration external factors which might affect the sensitivity of assets and liabilities and consequently cannot be used alone to predict the operating results of a financial institution in a changing environment. However, these measurements do reflect major trends and thus the Corporation's sensitivity to interest rate changes over time.

LIQUIDITY

     The Bank seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Massachusetts Mutual Savings Central

Fund, Inc. During 1996, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Mutual Savings Central Fund.

     The Bank also uses the longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $2.7 million at December 31, 1996.

     During 1996, the primary sources of liquidity were $30.2 million in loan sales, proceeds from sale of investments of $14.3 million, proceeds from the sale of real estate acquired by foreclosure of $1.6 million and proceeds from paydowns of mortgage-backed securities of $10.4 million. Primary uses of funds were $77.9 million in residential, commercial real estate and commercial loan originations and $46.3 million to purchase investment securities. At December 31, 1996, the Bank had $6.7 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid by the Corporation and shares purchased by the Corporation in the stock repurchase plan are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at December 31, 1996:

     Within One Year:                   (IN THOUSANDS)
     ----------------
            Less than 3 months ..........  $ 5,575
            3 to 6 months ...............    2,187
            6 to 12 months ..............    5,216
                                           -------
                                            12,978
     More than one year..................    3,739
                                           -------
                                           $16,717
                                           =======

CAPITAL ADEQUACY

     Total stockholders' equity at December 31, 1996 was $34.4 million, an increase of $3.2 million from $31.2 million at the end of 1995. Included in stockholders' equity is an unrealized gain on marketable securities available for sale, which increased stockholders' equity, of $738,000 as compared to an unrealized gain at December 31, 1995 of $1.4 million. This unfavorable change in the market value of marketable securities available for sale was due to the increased interest rates during the 1996 period. Future interest-rate increases could reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.60% at December 31, 1996 compared to 8.78% at December 31, 1995.

     At December 31, 1996, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on marketable equity securities as a reduction of Tier I capital. At December 31, 1996, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $738,000, of which the unrealized loss on marketable equity securities was zero.

     The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At December 31, 1996, the FRB leverage capital ratio was 9.48% compared to 8.47% at December 31, 1995.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At December 31, 1996, the Bank's leverage capital ratio, under FDIC guidelines, was 9.14% compared to 8.43% at December 31, 1995.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% total risk-based capital ratio. The Corporation's and the Bank's total risk-based capital ratios were 14.72% and 14.28%, respectively, at December 31, 1996 compared to 13.71% and 13.65%, respectively, at December 31, 1995 for both the Corporation and the Bank, thus exceeding their risk-based capital requirements.

     As of December 31, 1996, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 14.28%, 13.02%, and 9.14%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $359.0 million at December 31, 1996 from $355.9 million at December 31, 1995. Increases occurred in money market funds, commercial loans and commercial real estate loans and were partially offset by decreases in residential mortgage loans, cash and due from banks, and investments and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, decreased to $118.3 million at December 31, 1996 from $118.8 million at December 31, 1995. A majority of this decrease was from the sale of fixed-income mutual funds, maturities of corporate notes and paydowns of mortgage-backed securities. This decrease was partially offset by additional purchases of U.S. Treasury and U.S. Government Agency obligations and overnight investments. Mortgage-backed securities decreased to $42.7 million at December 31, 1996 from $49.4 million at December 31, 1995 due to paydowns of the underlying loans partially offset by the securitization of $2.2 million of loans into mortgage-backed securities. The decrease in the market value of these investments was primarily due to the increase in interest rates during 1996. Further increases in interest rates could reduce the value of these investments.

     INVESTMENTS. Certain information regarding the Corporation's investments as of December 31 is presented below (in thousands):

                                                               1996         1995        1994
                                                               ----         ----        ----
Amortized Cost:
   Money market funds and overnight investments........... $  6,733     $  5,300    $  2,000
   U.S. Treasury and U.S. Government Agency
      obligations available for sale......................   24,636        9,477       4,599
   Foreign government bond held to maturity...............      500          500         250
   Foreign government notes available for sale............        -        1,002           -
   Fixed-income mutual funds available for sale...........   18,990       31,100      36,823
   Mortgage-backed securities available for sale..........   42,234       48,573      53,254
   Corporate notes available for sale.....................   10,000        8,774           -
   Common and preferred stock available for sale..........    7,942        5,746       1,502
   Other investments......................................    6,178        6,203       6,246
                                                           --------     --------       -----
Total amortized cost......................................  117,213      116,675     104,674
Unrealized (loss) gain on investment securities
   available for sales, net...............................    1,135        2,166      (2,380)
                                                           --------     --------    --------
Total carrying value...................................... $118,348     $118,841    $102,294
                                                           ========     ========    ========
Total market value of investment securities............... $118,588     $119,081    $102,437
                                                           ========     ========    ========

     The following table presents a maturity distribution of the investment securities portfolio and the weighted average yield for each type and range of maturity as of December 31, 1996. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate mortgage-backed security amortization and prepayments.


                                 WITHIN           ONE TO           FIVE TO            OVER
                               ONE  YEAR        FIVE YEARS        TEN YEARS         TEN YEARS          TOTAL
                               ---------        ----------        ---------         ---------          -----
                             AMOUNT  YIELD    AMOUNT  YIELD     AMOUNT  YIELD    AMOUNT  YIELD     AMOUNT  YIELD
                             ------  -----    ------  -----     ------  -----    ------  -----     ------  -----
Overnight investments......  $ 6,733  6.15%  $     -     -%    $  -        -%   $  -        -%    $ 6,733   6.15%
U.S. Treasury obligations
 available for sale........  $22,086  5.45     2,550  5.49        -        -       -        -      24,636   5.45
Mortgage-backed securities
 available for sale........   22,877  7.67    19,357  6.70        -        -       -        -      42,234   7.23
Corporate notes
 available for sale........   10,000  5.83         -     -        -        -       -        -      10,000   5.83
Foreign government bonds
 held to maturity..........      250  7.50       250  7.80        -        -       -        -         500   7.65
                             -------         -------           ----             ----             --------
                             $61,946  6.42%  $22,157  6.57%    $  -        -%   $  -        -%    $84,103   6.46%
                             =======         =======           ====             ====              =======

     At December 31, 1996, the Corporation did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Government Agency obligations and FHLB of Boston stock, that exceeded ten percent of stockholders' equity at December 31, 1996.

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $6.3 million during the 1996 period to $225.8 million at December 31, 1996. This increase is primarily the result of increased commercial, commercial construction and commercial real estate loans partially offset by loan paydowns and payoffs in residential mortgage loans and the securitization of $2.2 million of residential mortgage loans into mortgage-backed securities. Commercial, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of December 31 (in thousands):

                                                 1996         1995          1994         1993         1992
                                                 ----         ----          ----         ----         ----
Residential mortgages..................      $ 66,654      $ 85,276     $104,724     $110,373     $145,769
Commercial real estate.................       107,428        94,341       83,846       73,707       77,246
Commercial construction ...............        10,742         6,254        3,914        1,129            -
Commercial loans.......................        16,458         8,490        4,964        4,936        4,201
Consumer loans.........................        21,564        22,331       25,065       28,218       27,682
                                             --------      --------     --------     --------     --------
                                             $222,846      $216,692     $222,513     $218,363     $254,898
                                             ========      ========     ========     ========     ========

     Balances in residential mortgage loans are decreasing mainly as a result of loan paydowns and securitization of adjustable-rate mortgage loans. Balances in commercial real estate, commercial construction, and commercial loans are increasing mainly due to the Corporation's increasing emphasis on corporate lending.

     Residential mortgage loan originations increased during 1996 to $37.9 million from $35.6 million in 1995. The Corporation originated $24.2 million in fixed-rate loans during 1996 compared to $20.7 million during 1995. Adjustable-rate loans totaling $13.7 million were originated during 1996 compared to $14.9 million during 1995. The Corporation sold or securitized loans totaling $32.3 million during 1996 compared to $37.2 million in 1995. At year-end 1996, the Corporation held $3.0 million of fixed-rate residential mortgage loans for sale compared to $2.8 million at year-end 1995.

     The following table sets forth a maturity distribution of the Corporation's commercial real estate, commercial construction, and commercial loans as of December 31, 1996. For purposes of compiling this table, fixed rate loans are treated as if the entire balance were due on the last contractual payment date.
Adjustable-rate loans are shown at the adjustment period date. Based on experience with such loans, partial or full repayment of a portion of the Corporation's commercial real estate loans prior to contractual maturity can be expected.

                                      WITHIN       ONE TO        OVER          TOTAL
                                     ONE YEAR    FIVE YEARS   FIVE YEARS    GROSS LOANS
                                     --------    ----------   ----------    -----------
                                                         (IN THOUSANDS)
Commercial real estate...........    $74,473      $32,257        $  698      $107,428
Commercial construction..........      3,308        6,992           442        10,742
Commercial loans.................     15,253        1,167            38        16,458
                                     -------      -------        ------     ---------
     Total.......................    $93,034      $40,416        $1,178      $134,628
                                     =======      =======        ======      ========
Loans with adjustable rate.......                 $32,718        $  480
Loans with fixed rate............                   7,698           698
                                                  -------        ------
                                                  $40,416        $1,178
                                                  =======        ======

     Mortgage servicing rights are created as an asset separate from the underlying loan when a loan is sold and servicing is retained. The total cost of creating a mortgage loan is allocated between the loan and the servicing right based on their respective fair values. The balance of mortgage-servicing rights, net of a valuation allowance, at December 31, 1996 and December 31, 1995 was $682,000 and $338,000, respectively, and is included in other assets. Gains on the sales of loans attributable to the allocation of cost to the mortgage servicing rights was recognized in the amount of $320,000 in the 1996 period from the sale of $30.2 million of residential mortgage loans. This compares to a gain of $267,000 in the 1995 period from the sale of $25.5 million of residential mortgage loans. On a quarterly basis, mortgage servicing rights which are stratified by the underlying loans' origination dates and maturities, are reviewed for impairment using the net present value method of estimated cash flows and current market conditions. Based on this review at December 31, 1996, the valuation allowance was reduced and credited to gain on sale of mortgage loans and mortgage servicing rights, net, in the amount of $17,000 for the individual strata that were deemed to be impaired, bringing the valuation allowance to $7,000 at December 31, 1996 from $24,000 at December 31, 1995. The aggregate fair value of each strata is estimated to be $700,000 at December 31,

1996. This value applies to the rights to service loans sold since January 1, 1995, the date generally accepted accounting principles required the recognition of mortgage servicing rights. The principal balance of those loans at December 31, 1996 is $56.5 million. The principal balance of all loans serviced for others at December 31, 1996 was $214.5 million. At December 31, 1996, the Bank estimated the pre-tax value of the servicing rights of all loans serviced for others to be approximately $2.6 million.

     The following table summarizes the changes in the mortgage-servicing rights balance at December 31, 1996 (dollars in thousands):

     Balance at December 31, 1995                  $362
     Additions (income credited to gain or
      loss on sales of mortgage loans and
      mortgage servicing rights, net, or
      discounts on loans securitized as
      mortgage-backed securities                    362
     Less:  amortization (charged to loan
      servicing fee income)                         (35)
                                                   ----
     Balance at December 31, 1996                  $689
                                                   ====

     An analysis of the mortgage-servicing rights valuation allowance for the period ended December 31, 1996 is as follows (dollars in thousands):

     Balance at December 31, 1995                  $(24)
     Recovery of allowance (credited to
      gain or loss on sales of mortgage
      loans and mortgage servicing rights, net)      17
                                                   ----
     Balance at December 31, 1996                  $ (7)
                                                   ====

     On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. Included in the sale are all of the mortgage servicing rights summarized above, the balance of which was charged against the total proceeds on the date of the sale. In the future, the Corporation intends to sell servicing released all residential fixed-rate mortgage loans it originates.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are considered to be collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. In addition, criteria for classification of a loan as in-substance foreclosed have been modified so that such classification as real estate acquired by foreclosure need only be made when a lender is in possession of the collateral. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At December 31, 1996, there were six loans considered impaired and accruing totaling $1.4 million.

     Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status, decreased to $2.7 million at December 31, 1996 compared to $4.2 million at December 31, 1995. Included in these nonperforming loans are six loans considered impaired in the amount of $1.9 million at December 31, 1996. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at December 31 (dollars in thousands):

                                                 1996        1995        1994        1993        1992
                                                 ----        ----        ----        ----        ----
Accruing loans 90 days or more
  past due.............................        $    -      $  155      $   89      $  156      $   44
Nonaccrual loans.......................         2,712       4,084       3,244       1,731       2,273
                                               ------      ------      ------      ------      ------
Total nonperforming loans..............        $2,712      $4,239      $3,333      $1,887      $2,317
                                               ======      ======      ======      ======      ======

Percentage of nonperforming loans to:
Total loans............................          1.22%      1.96%        1.50%      0.86%        0.91%
                                               ======      ======      ======      ======      ======
Total assets...........................          0.76%      1.19%        0.96%      0.48%        0.58%
                                               ======      ======      ======      ======      ======

     The decrease in nonaccrual loans between December 31, 1996 and December 31, 1995, was mainly in residential mortgage loans. In addition, at December 31, 1996 and 1995, the Corporation had $784,000 and $949,000, respectively, of loans past due 60 to 89 days and still accruing interest not included above. These loans are closely monitored by management and they are considered in reviews of the adequacy of the loan loss reserve.

     The Corporation's lending activities are conducted primarily in Essex County, Massachusetts, although from time to time loans will be made outside of this area. The Bank makes single family, residential construction, condominium and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrower's geographic area. The ability and willingness of commercial real estate and commercial loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector and the general economy in the borrower's geographic area.

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $2.2 million at December 31, 1996 compared to $3.1 million at December 31, 1995. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the carrying value of the loan or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land and single family and multi-family dwellings.

     The Corporation had a net gain of $1,000 on the sale of real estate acquired by foreclosure in the 1996 period compared to a provision for losses of $902,000 on real estate acquired by foreclosure, net of gains on sale, in the 1995 period. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.


     In summary, nonperforming assets are as follows (in thousands):

                                    1996       1995       1994         1993        1992
                                    ----       ----       ----         ----        ----
Nonperforming loans............   $2,712     $4,239     $ 3,333     $ 1,887    $  2,317
Loans foreclosed in sub-
 stance*.......................        -          -       1,454       3,180       5,980
Real estate acquired by
 foreclosure...................    2,230      3,092       6,900      11,790      12,007
                                  ------     ------     -------     -------     -------
Total nonperforming assets.....   $4,942     $7,331     $11,687     $16,857     $20,304
                                  ======     ======     =======     =======     =======


* Reported with loans after December 31, 1994, and with real estate acquired by foreclosure for the three years prior. Prior-year balances have not been restated since management has deemed the reclassification to have an immaterial effect on the financial statements.


ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses was $4.5 million at December 31, 1996 and 1995. The following table presents the activity in the allowance for loan losses for the years ended December 31:

                                                        ALLOWANCE FOR LOAN LOSSES
                                                        -------------------------
                                                         (DOLLARS IN THOUSANDS)

                                          1996        1995        1994        1993        1992
                                          ----        ----        ----        ----        ----
Balance at beginning of period .....    $4,533      $4,789     $ 5,942     $ 6,136     $ 7,732
                                        ------      ------     -------     -------     -------
Losses charged to the allowance:
    Commercial .....................         -           -        (108)        (45)       (497)
    Commercial mortgage ............      (143)       (113)       (647)       (631)     (2,129)
    Residential mortgage ...........      (280)       (472)       (561)       (784)     (1,608)
    Consumer loans .................       (33)        (31)        (16)        (66)        (55)
                                        ------      ------     -------     -------     -------
                                          (456)       (616)     (1,332)     (1,526)     (4,289)
                                        ------      ------     -------     -------     -------

Loan recoveries:
    Commercial .....................        61          79          94          40          21
    Commercial mortgage ............       233         255         276          24         485
    Residential mortgage ...........        30         161          85         229          78
    Consumer loans .................        16          19          11          16          12
                                        ------      ------     -------     -------     -------
                                           340         514         466         309         596
                                        ------      ------     -------     -------     -------
    Net charge-offs ................      (116)       (102)       (866)     (1,217)     (3,693)
Provision for (recovery of) loan
    losses charged (credited)
    to expense .....................       116        (154)       (287)      1,023       2,097
                                        ------      ------     -------     -------     -------
Balance at end of period ...........    $4,533      $4,533     $ 4,789     $ 5,942     $ 6,136
                                        ======      ======     =======     =======     =======

Allowance to total loans
    at end of period ...............      2.03%       2.09%       2.15%       2.72%       2.41%
                                        ======      ======     =======     =======     =======

Allowance to nonperforming
    loans at end of period .........     167.1%      106.9%      143.7%      314.9%      264.8%
                                        ======      ======     =======     =======     =======

Net charge-offs to average
    loans outstanding ..............       .05%        .27%        .39%        .49%       1.07%
                                        ======      ======     =======     =======     =======

Allocation of ending balance:
    Commercial .....................    $  218      $  116     $   202     $   529     $   180
    Commercial mortgage ............     3,099       2,940       2,854       3,227       3,729
    Residential mortgage ...........       936       1,237       1,441       1,829       1,880
    Consumer loans .................       280         240         292         357         347
                                        ------      ------     -------     -------     -------
                                        $4,533      $4,533     $ 4,789     $ 5,942     $ 6,136
                                        ======      ======     =======     =======     =======
Percentage of loans in each category
to total loans:
    Commercial .....................       7.4%        3.9%        2.2%        2.3%        1.7%
    Commercial mortgage ............      53.0        46.4        39.4        34.3        30.3
    Residential mortgage ...........      29.9        39.4        47.1        50.5        55.0
    Consumer loans .................       9.7        10.3        11.3        12.9        13.0
                                        ------     -------     -------     -------     -------
                                         100.0%      100.0%      100.0%      100.0%      100.0%
                                        ======     =======     =======     =======     =======

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $3.3 million of impaired loans, of which $1.1 million is measured using the present value method and $2.2 million using the fair market method, is $1.0 million.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At December 31, 1996 there were no legal claims against the Corporation.

     The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations of interest rates. These financial instruments include commitments to originate loans, unused lines of credit, standby letters of credit, recourse arrangements on sold assets and forward commitments to sell loans. The financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. (See note 11 in the Notes to Consolidated Financial Statements.)

PROPERTIES

     The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly. At December 31, 1996, management believes that the Bank's existing properties are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's offices as of December 31, 1996:

                                                    OWNED      LEASE     LEASE
                                         YEAR        OR      EXPIRATION  RENEWAL
          OFFICE LOCATION               OPENED     LEASED       DATE     OPTION
          ---------------               ------     ------       ----     ------
Peabody Square
  10 Main Street.....................   1854        Owned          -         -
Northshore Shopping Center...........   1958       Leased       2000        Yes
West Peabody
  Russell and Lowell Street..........   1971       Leased       2003        No*
South Peabody
  Lynn Street........................   1979        Owned          -         -
Beverly
  175 Cabot Street...................   1867        Owned          -         -
North Beverly
  55 Dodge Street....................   1968       Leased       2006        No

* BANK HAS OPTION TO PURCHASE.


OTHER ASSETS

     Included in other assets at December 31, 1996 and 1995 are $980,000 and $188,000, respectively, of net deferred income tax assets and a current income tax receivable of $278,000 at December 31, 1996 compared to $357,000 on December 31, 1995. In addition, a prepaid pension asset of $864,000 at December 31, 1996 and $607,000 at December 31, 1995 is included in other assets. Also included in other assets at December 31, 1996 was $682,000 of mortgage servicing rights and $344,000 of capitalized excess servicing fees from loans sold compared to $338,000 and $489,000, respectively, at December 31, 1995. On January 31, 1997, the entire balance of mortgage-servicing rights and capitalized excess servicing fees were charged against the gain from the sale of all mortgage-servicing rights. For further information on the sale of mortgage-servicing rights, refer to "Subsequent Events" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIABILITIES

     Year-end deposit levels increased to $316.4 million at December 31, 1996 from $314.9 million at December 31, 1995. This increase took place primarily in time and non-interest bearing deposits and was partially offset by a decrease in regular savings deposits.

     AVERAGE DEPOSITS. The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31
(dollars in thousands):

                                 1996                   1995                  1994           .
                            --------------         --------------        --------------
                            AMOUNT    COST         AMOUNT    COST        AMOUNT    COST
                            ------    ----         ------    ----        ------    ----
Non-interest bearing.....  $ 15,211      -%       $ 13,279      -%      $ 13,938      -%
NOW accounts.............    31,366   0.96          29,352   0.96         30,939   0.99
Savings..................   132,130   2.52         143,727   2.61        174,383   2.43
Time.....................   134,091   5.60         126,234   5.62         99,495   4.45
                           --------               --------              --------
      Total deposits.....  $312,798   3.56%       $312,592   3.56%      $317,855   2.82%
                           ========               ========              ========

     Federal Home Loan Bank of Boston advances were $2.7 million at December 31, 1996 and $5.8 million at December 31, 1995. Securities sold under agreement to repurchase were $2.2 million and $1.5 million at December 31, 1996 and December 31, 1995, respectively.

     INCOME YIELD AND COST OF FUNDS ANALYSIS. The table below sets forth information concerning the Corporation's average balances, interest income and expense, and yield information for the three years shown. Average loan balances include nonaccruing loans. Certain investment interest income is calculated on a fully taxable-equivalent basis using a federal tax rate of 34%.

                                                                YEARS ENDED DECEMBER  31,
                           ------------------------------------------------------------------------------------------------------
                                     1996                                 1995                                1994
                           ------------------------------------------------------------------------------------------------------
                           AVERAGE              YIELD/          AVERAGE              YIELD/          AVERAGE              YIELD/
                           BALANCE   INTEREST   RATE            BALANCE   INTEREST   RATE            BALANCE   INTEREST   RATE
                           -------   --------   ----            -------   --------   ----            -------   --------   ----
                                                                   (DOLLARS IN THOUSANDS)
  Loans..................  $220,847  $20,237    9.17%          $223,314   $20,383    9.13%          $222,324   $18,186    8.18%
  Investments............    71,325    4,457    6.25             57,363     3,683    6.42             63,930     3,855    6.03
  Mortgage-backed
   securities............    45,327    3,233    7.13             52,070     3,684    7.08             57,980     3,599    6.21
                           --------  -------                   --------   -------                   --------   -------
     Total interest-
       earning assets....   337,499   27,927    8.28%           332,747    27,750    8.34%           344,234    25,640    7.45%
Non-interest earning
  assets.................    15,212                              16,825                               21,078
                           --------                            --------                             --------

Total assets.............  $352,711                            $349,572                             $365,312
                           ========                            ========                             ========

Interest-bearing
  liabilities:
  Deposits...............  $297,587   11,147    3.75           $299,313    11,093    3.72            $304,817    8,961    2.94
  Borrowings.............     6,690      322    4.80              8,073       515    6.38              21,801    1,000    4.59
                           --------  -------                   --------   -------                    --------  -------
   Total interest-
    bearing liabilities..   304,277   11,469    3.77            307,386    11,608    3.79             326,618    9,961    3.05
Non-interest bearing
  deposits...............    15,211                              13,279                                13,038
                           --------                            --------                              --------
Total deposits and
  borrowed funds.........   319,488             3.59            320,665              3.63             339,656             2.93
Non-interest bearing
  liabilities............       936                               1,026                                 3,617
Stockholders' equity.....    32,287                              27,881                                22,039
                           --------                            --------                              --------

    Total liabilities
      and stockholders'
      equity.............  $352,711                             $349,572                             $365,312
                           ========                             ========                             ========

Net interest income......            $16,458                              $16,142                              $15,679
                                     =======                              =======                              =======

Weighted average
  rate spread............                       4.69%                                4.71%                                4.52%

Net yield on average
  earning assets.........                       4.88%                                4.84%                                4.55%


     RATE/VOLUME ANALYSIS. The following table sets forth information concerning the Bank's interest and dividend income, interest expense and net interest income changes for the years listed.

                                                             YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                         1996 COMPARED TO 1995                     1995 COMPARED TO 1994
                                     ----------------------------------       ----------------------------------
                                          INCREASE (DECREASE)                       INCREASE (DECREASE)
                                     ----------------------------------       ----------------------------------
                                                  DUE TO                                   DUE TO
                                     ----------------------------------       ----------------------------------
                                                         RATE/                                    RATE/
                                     VOLUME     RATE     VOLUME   TOTAL       VOLUME     RATE     VOLUME   TOTAL
                                     ------     ----     ------   -----       ------     ----     ------   -----
                                                                   (IN THOUSANDS)
Interest and dividend income:
  Investments.......................  $ 896      (70)    (52)    $ 774         $(396)     250      (26)    (172)
  Mortgage-backed securities........   (477)      30      (4)     (451)         (367)     503      (51)      85
  Loans.............................   (225)      80      (1)     (146)           81    2,107        9    2,197
                                      -----    -----    ----     -----         -----   ------    -----   ------
     Total interest and dividend
        income......................    194       40     (57)      177          (682)   2,860      (68)   2,110

Interest expense:
  Deposits:
   N.O.W............................     18        1       0        19           (16)      (7)       0      (23)
   Savings..........................   (303)    (131)     11      (423)         (744)     328      (57)    (473)
   Time.............................    439       18       1       458         1,189    1,133      306    2,628
  Borrowings........................    (88)    (128)     23      (193)         (630)     391     (246)    (485)
                                      -----    -----    ----     -----         -----   ------    -----   ------
      Total interest expense........     66     (240)     35      (139)         (201)   1,845        3    1,647
                                      -----    -----    ----     -----         -----   ------    -----   ------
Net interest income.................  $ 128    $ 280    ($92)    $ 316         ($481)  $1,015    $ (71)  $  463
                                      =====    =====    ====     =====         =====   ======    =====   ======



RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

  GENERAL

     The Corporation recorded a net profit for 1996 of $6.6 million compared to a net profit for 1995 of $5.4 million. The increase is primarily due to gains on the sale of investment securities, lower deposit insurance and decreased real estate operations expense as well as the recognition of a one-time tax benefit of $885,000. Income before taxes was $8.6 million for 1996 compared to $7.3 million for 1995.

     Net interest income for 1996 was $16.3 million compared to $16.1 million for 1995. The weighted average interest rate spread for 1996 was 4.69% compared to 4.71% for 1995. The net yield on average earning assets was 4.88% for 1996 compared to 4.84% for 1995.

  INTEREST AND DIVIDEND INCOME

     Total interest and dividend income remained at $27.8 million for 1996 and 1995. Interest and fees on loans decreased to $20.2 million in 1996 from $20.4 million for 1995. This decrease is primarily the result of decreased average loan volume despite an increase in average loan yields to 9.17% for 1996 from 9.13% for 1995. Interest and dividends on investments increased to $4.3 million in 1996 from $3.7 million in 1995. This increase is attributed to increases in the average amount of investments held despite a decrease in the average yield on investments to 6.25% for 1996 from 6.42% for 1995. Mortgage-backed securities income decreased to $3.2 million from $3.7 million despite an increase in average yield to 7.13% for 1996 compared to 7.08% for 1995 due mainly to a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

     Interest on deposits remained at $11.1 million in 1996 and 1995. The average cost of deposits increased to 3.75% for 1996 from 3.72% for 1995. This is the result of a shift to higher-cost time deposits from lower-cost savings, NOW and money market deposits during 1996. Interest on borrowed funds decreased to $322,000 in 1996 from $515,000 in 1995. This decrease is primarily related to a decrease in the average cost of borrowings to 4.80% in 1996 from 6.38% in 1995 and a decrease in average borrowings during 1996.

NON-INTEREST INCOME

     Total non-interest income for 1996 was $2.2 million compared to $2.0 million for 1995. The gain from the sale of investment securities was $250,000 for 1996 compared to a loss of $20,000 for 1995. On December 31, 1995, the Corporation took a charge to earnings of $321,000 based on a determination that the unrealized loss on its investment in adjustable-rate preferred stocks at December 31, 1995 was other than temporary. The Corporation recorded a gain on sales of mortgage loans and mortgage-servicing rights, net, of $318,000 in 1996 compared to $630,000 to in 1995. Included in the 1995 gain was a $359,000 gain from the sale of mortgage servicing rights on $31.5 million of residential mortgage loans compared to zero in 1996. Loan servicing fee income was $613,000 in 1996 compared to $660,000 in 1995.

NON-INTEREST EXPENSE

     Total non-interest expense decreased to $9.8 million in 1996 from $11.0 million in 1995. This decrease is primarily attributed to a decrease in deposit insurance, professional services and real estate operations expenses. Real estate operations expense was $180,000 in 1996 compared to $1.3 million in 1995 which included a net provision for losses on real estate acquired by foreclosure of $902,000 in 1995 versus a net gain on sale of real estate acquired by foreclosure of $1,000 in 1996. Salary expense increased to $6.0 million in 1996 from $5.6 million in 1995 due mainly to salary increases and higher discretionary bonus payments in 1996. Deposit insurance expense was a negative expense of $83,000 in 1996 compared to an expense of $384,000 in 1995 due to a reduction in the premium the FDIC charges the Bank for deposit insurance and an $87,000 refund in 1996 compared to an $81,000 refund in 1995 from the Depositors Insurance Fund, a Massachusetts insurance fund which insures deposits in excess of the FDIC limit.

  INCOME TAX EXPENSE

     Total income tax expense remained at $2.0 million in 1996 and 1995 despite having pre-tax income of $8.6 million in 1996 versus $7.3 million in 1995. In connection with an audit by the IRS and a review of certain tax and related matters, the Corporation recorded a $400,000 income tax credit in the first quarter of 1996 which is included in income tax expense. The credit is mainly the result of two changes required by the audit. First, the IRS required the Corporation to reduce its tax-return bad-debt deduction in prior years due to loss carrybacks the Corporation had taken. Although that requirement in itself had no financial statement effect on income, it enabled the Corporation to increase its dividend-received deduction in the year of the change, thus providing tax-return and financial statement benefit. Second, the IRS required the Corporation to shift tax-return loan chargeoffs from one tax period to other tax periods. For federal-tax purposes, these shifts had no financial statement effect on income. For state-tax purposes, the shift sheltered income which had been taxed in prior years, thus providing tax-return and financial-statement benefit. In addition, the Corporation recognized a one-time tax benefit of $885,000 based on its analysis of the "Fresh Start" provision of the Small Business Job Protection Act of 1996. Also, depending on the outcome of certain tax rulings by federal and state taxing authorities over the next one-to-two years not specific to Warren Bancorp, the Corporation may have the ability to record additional tax credits of up to an estimated $470,000 in future periods.

     The deferred income tax valuation allowance at December 31, 1996 and 1995 was $347,000 and $323,000, respectively. The net deferred tax asset at December 31, 1996 and 1995 was $980,000 and $188,000, respectively. Management believes it is more likely than not that sufficient taxable income will be generated to fully realize the deferred income tax asset. For further information, see note 8 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

  GENERAL

     The Corporation recorded a net profit for 1995 of $5.4 million compared to a net profit for 1994 of $1.6 million. The increase is primarily due to the Corporation's decision to take a $3.0 million charge to earnings in 1994 based on a determination that the unrealized loss on investments in short-term bond mutual funds at December 31, 1994 should be treated as "other than temporary" compared to a $321,000 charge to earnings in 1995 based on a similar determination of the value of its adjustable-rate preferred stocks at December 31, 1995. The Corporation also realized increased profits due to increased net interest income, decreased losses on the sale of investment securities, and gains from the sales of mortgage loans and mortgage-servicing rights. These increases to income were partially offset by an increase in non-interest expenses, mainly in the cost of maintaining real estate owned through foreclosure, despite a significant reduction in deposit insurance expense. Income before taxes was $7.3 million for 1995 compared to $3.0 million for 1994.

     Net interest income for 1995 was $16.1 million compared to $15.7 million for 1994. The weighted average interest rate spread for 1995 was 4.71% compared to 4.52% for 1994. The net yield on average earning assets was 4.84% for 1995 compared to 4.55% for 1994.

  INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $27.8 million for 1995 from $25.6 million for 1994. Interest and fees on loans increased to $20.4 million in 1995 from $18.2 million for 1994. This increase is primarily the result of increased average loan volume and an increase in average loan yields to 9.13% for 1995 from 8.18% for 1994. Interest and dividends on investments decreased to $3.7 million in 1995 from $3.9 million in 1994. This decrease is attributed to decreases in the average amount of investments held despite an increase in the average yield on investments to 6.42% for 1995 from 6.03% for 1994. Mortgage-backed securities income increased to $3.7 million from $3.6 million due to an increase in average yield to 7.08% for 1995 compared to 6.21% for 1994 despite a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

     Interest on deposits increased to $11.1 million in 1995 from $9.0 million in 1994. This increase was primarily related to an increase in the average cost of deposits to 3.72% for 1995 from 2.94% for 1994. This is the result of a shift to higher-cost time deposits from lower-cost savings, NOW and money market deposits during 1995. Interest on borrowed funds decreased to $515,000 in 1995 from $1.0 million in 1994. This decrease is primarily related to a decrease in average borrowings. The average cost of borrowings was 6.38% for 1995 and 4.59% for 1994.

  NON-INTEREST INCOME

     Total non-interest income for 1995 was $2.0 million compared to a $2.6 million loss for 1994. On December 31, 1995, the Corporation took a charge to earnings of $321,000 based on a determination that the unrealized loss on its investment on adjustable-rate preferred stocks at December 31, 1995 was other than temporary. At December 31, 1994 a write-down of $3.0 million was charged to earnings based on a determination that the unrealized loss on investments in short-term bond mutual funds at December 31, 1994 was other than temporary.

The loss from the sale of investment securities was $63,000 for 1995 compared to $840,000 for 1994. The Corporation recorded a gain on sales of mortgage loans and mortgage-servicing rights, net, of $630,000 in 1995 compared to a loss on sale of mortgage loans, net, of $450,000 in 1994. Included in the 1995 gain is a $359,000 gain from the sale of mortgage servicing rights on $31.5 million of residential mortgage loans. Loan servicing fee income was $660,000 in 1995 compared to $724,000 in 1994.

NON-INTEREST EXPENSE

     Total non-interest expense increased to $11.0 million in 1995 from $10.4 million in 1994. This increase is primarily attributed to an increase in real estate operations expenses. Real estate operations expense of $1.3 million in 1995 compared to $254,000 in 1994 includes a net provision for losses on real estate acquired by foreclosure of $902,000 in 1995 versus a net gain on sale of real estate acquired by foreclosure of $108,000 in 1994. Salary expense also increased to $5.6 million in 1995 from $5.3 million in 1994 due to salary increases. Deposit insurance expense decreased to $384,000 in 1995 from $840,000 in 1994 due to a reduction in the premium the FDIC charges the Bank for deposit insurance to 7 cents per $100 of deposits from 26 cents per $100 of deposits, effective June 1, 1995. The Bank also received an $81,000 refund from the Depositors Insurance Fund, a Massachusetts insurance fund which insures deposits in excess of the FDIC limit.

  INCOME TAX EXPENSE

     Total income tax expense was $1.9 million in 1995 compared to $1.4 million in 1994. The deferred income tax valuation allowance at December 31, 1995 and 1994 was $323,000 and $1,234,000, respectively. The net deferred tax asset at December 31, 1995 and 1994 was $188,000 and $2,367,000, respectively.

BUSINESS

GENERAL

     THE CORPORATION. Warren Bancorp, Inc. is a business corporation organized under the General Laws of the Commonwealth of Massachusetts. The only office of the Corporation, and its principal place of business, is located at 10 Main Street, Peabody, Massachusetts 01960. The Corporation's telephone number is
(508) 531-7400.

     The Corporation is a bank holding company which owns all of the outstanding common stock of its sole subsidiary, Warren Five Cents Savings Bank. The Corporation charges fees to the Bank for providing certain administrative services for the Bank. Such fees are charged on a cost basis.

     THE BANK. The Bank, a wholly owned subsidiary of the Corporation, is a Massachusetts-chartered savings bank incorporated in 1854. The Bank conducts its business from four banking offices in Peabody and two banking offices in Beverly.

     The Bank is engaged principally in the business of attracting retail and wholesale deposits from the general public and investing those deposits in various types of residential and commercial mortgages, consumer and commercial loans, and various securities. The Bank offers a wide variety of deposit, loan and investment products and services to individuals and commercial customers.

     The Bank has been a member of the FDIC since 1983. The Bank's deposits are insured by the FDIC up to FDIC limits (generally $100,000 per depositor) and by the Depositors Insurance Fund (the "DIF") for the portion of deposits in excess of that insured by the FDIC. The Bank is also a member of the Federal Home Loan Bank ("FHLB") system.

MARKET AREA

     The Corporation's primary business and market area are the same as the Bank's business and market area. The Bank's primary market area is centered in Peabody (where its main office is located) and Beverly, Massachusetts, both approximately 18 miles north of Boston, and includes the other cities and towns of Essex County. From time to time, the Bank will make loans and provide services to customers outside of this area. According to U.S. Census statistics, the population of Essex County increased to 670,000 in 1990 from 633,000 in 1980, and median family income in 1989 was $45,794. In addition, the unemployment rate in December, 1996 in the Boston labor market was 3.3% compared to 4.1% in Massachusetts and 5.3% in the United States. This compares to 4.4%, 5.2% and 5.6% in December, 1995 for the Boston labor market, Massachusetts and the United States, respectively.

COMPETITION

     The primary business of the Corporation is currently the ongoing business of the Bank. Therefore, the competitive conditions faced by the Corporation are the same as those faced by the Bank.

     The Bank faces competition in its market area both in originating loans and attracting deposits. Competition in originating loans comes primarily from thrift institutions, commercial banks, mortgage companies and consumer finance companies. Within the Bank's market area and surrounding communities, there are many competing commercial banks and thrift institutions. Further, there are numerous mortgage companies from Essex County and metropolitan Boston with offices in the area or calling officers soliciting in the area. The Bank competes for loans principally on the basis of interest rates and repricing terms, loan fees, the types of loans originated and the quality of service provided to borrowers. Management believes that through the Bank's various loan programs, it can compete for all types of loans in this market area.

     In attracting deposits, the Bank's primary competitors are thrift institutions, commercial banks, money market funds, credit unions and the capital markets. Competition for deposits comes not only from local institutions, but from those located in the Boston metropolitan market, through branching networks, proximity to the work place and the general reach of the mass media (particularly newspapers). The Bank competes for deposits primarily on the basis of interest rate paid, scope of services provided, convenience and quality of customer service. In order to appeal to customers and attract depositors, the Bank plans to continue to offer a wide range of high quality customer services, professional staff, and convenient offices and hours, in addition to paying competitive rates on deposits.

REGULATION

     Both the Corporation and the Bank are regulated under federal and state statutes and regulations. The following summaries of the statutes and regulations affecting banks and bank holding companies do not purport to be complete. Such summaries are qualified in their entirety by reference to such statutes and regulations.

WARREN BANCORP, INC.

  FEDERAL LAW

     FEDERAL RESERVE BOARD. The Corporation is registered as a bank holding company under the Federal Bank Holding Company Act of 1956, as amended ("BHCA"), and is required to file with the Federal Reserve Board ("FRB") annual and periodic reports and such other information as the FRB may require. The Corporation is subject to limitations on the scope of its activities and to continuing regulation, supervision and examination by the FRB under the BHCA and related federal statutes.

     The FRB has adopted risk-based and leverage capital guidelines for bank holding companies. A discussion of these guidelines and the Corporation's capital requirements and capital position is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Capital Adequacy."

  MASSACHUSETTS LAW

     As a Massachusetts corporation, the Corporation must comply with the General Laws of the Commonwealth of Massachusetts and is subject to corporate regulation by the Massachusetts Secretary of State.

WARREN FIVE CENTS SAVINGS BANK

     As a Massachusetts-chartered, FDIC-insured savings bank, the Bank is subject to regulation, examination and supervision by the FDIC and the Commissioner of Banks of the Commonwealth of Massachusetts.

  FEDERAL LAW

     FEDERAL RESERVE BOARD. The FRB has established regulations that require FDIC-insured savings banks to maintain non-earning reserves against certain deposit accounts.

     FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC insures the Bank's deposit accounts up to a maximum of $100,000 per separately insured account; therefore, the Bank is subject to regulation, supervision and reporting requirements of the FDIC. The FDIC has adopted a regulation that defines and sets the minimum requirements for capital adequacy. Under this regulation, insured state banks, such as the Bank, are required to maintain a "leverage" ratio of total capital to total assets and a risk-based capital-to-assets ratio that are substantially the same as the Federal Reserve guidelines noted above. A discussion of these guidelines and the Bank's capital requirements and capital position is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Capital Adequacy".

STATE LAW

     MASSACHUSETTS COMMISSIONER OF BANKS. The Bank is subject to regulation and examination by the Commissioner. Massachusetts statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, borrowings, maintenance of surplus reserve accounts, distribution of earnings and payment of dividends. The Bank is also subject to regulatory provisions covering such matters as issuance of capital stock, branching, and mergers and consolidations.

     DEPOSITORS INSURANCE FUND. Deposit accounts that are not covered by federal insurance are insured by the DIF, a corporation created by the Massachusetts Legislature for the purpose of insuring the deposits of savings banks not covered by federal deposit insurance. All

Massachusetts-chartered savings banks, including the Bank, are required to be members of the DIF.

EMPLOYEES

     At the present time, the Corporation does not have any employees other than its officers, who are compensated by the Bank. The Corporation may utilize the support staff of the Bank from time to time without the payment of any fees to the Bank. If the Corporation expands the scope or size of its financial services business, or acquires or pursues other lines of business, it may hire additional employees.

     At December 31, 1996, the Bank had 160 employees, 34 of whom were part-time. None of the employees of the Bank are represented by a collective bargaining group, and management considers its relations and communications with employees to be satisfactory.

BANK SUBSIDIARIES AND OTHER ACTIVITIES

     The Bank has six wholly owned subsidiaries. Those with significant activity include:

     Northbank Realty, Inc., a Massachusetts corporation incorporated in 1976, owns the Bank's South Peabody branch office and land which it leases to the Bank.

     The Warren Mortgage Company, Inc., a Massachusetts corporation incorporated in 1995, is a mortgage-banking company which originates, sells and services residential mortgage loans.

     Warren Mortgage Corporation Two, a Massachusetts corporation incorporated in 1992, owns investment securities which it received as an equity contribution from the Bank.

SAVINGS BANK LIFE INSURANCE

     The Bank acts as an issuing agent for Savings Bank Life Insurance Company of Massachusetts and earns commissions for selling life insurance and annuities.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no changes in or disagreements with accountants regarding accounting principles or financial disclosure.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     Information pertaining to directors and executive officers is set forth under "Election of a Class of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 7, 1997 and is incorporated herein by reference.

EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is set forth under "Executive Compensation" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 7, 1997 and is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of management and beneficial owners of more than five percent of the Corporation's common stock is set forth under "Beneficial Ownership of Common Stock" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 7, 1997 and is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 7, 1997 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                 PAGES
                                                                                 -----
Independent Auditors' Report.....................................................   31

Consolidated Balance Sheets at December 31, 1996 and December 31, 1995...........   32

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994...............................................   33

Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994...............................................   34

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...............................................35-36

Notes to Consolidated Financial Statements.......................................37-69

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Warren Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of Warren Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       KPMG PEAT MARWICK LLP



Boston, Massachusetts
January 23, 1997

                                   WARREN BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,  DECEMBER 31,
                                                                                                   1996        1995
                                                                                                   ----        ----
                                   ASSETS
Cash and due from banks (non-interest bearing) (note 11) .....................................   $  5,855    $  8,869
Money market funds and overnight investments (note 2) ........................................      6,733       5,300
Investment and mortgage-backed securities available for sale  (amortized cost of $103,802
   at December 31, 1996 and $104,672 at December 31, 1995) (notes 2 and 7) ...................    104,937     106,838
Other investments (market value of $6,918 at December 31, 1996 and $6,943 at
   December 31, 1995) (note 2) ...............................................................      6,678       6,703
Loans held for sale ..........................................................................      3,003       2,809
Loans (notes 3,7, and 11) ....................................................................    222,846     216,692
Allowance for loan losses (note 3) ...........................................................     (4,533)     (4,533)
                                                                                                 --------    --------
   Net loans .................................................................................    218,313     212,159
Banking premises and equipment, net (note 4) .................................................      4,604       4,757
Accrued interest receivable ..................................................................      2,660       2,399
Real estate acquired by foreclosure (note 5) .................................................      2,230       3,092
Other assets (notes 3 and 8) .................................................................      3,941       2,928
                                                                                                 --------    --------

   Total assets ..............................................................................   $358,954    $355,854
                                                                                                 ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits (note 6) .........................................................................   $316,366    $314,850
   Borrowed funds (note 7) ...................................................................      4,927       7,368
   Escrow deposits of borrowers ..............................................................      1,108         767
   Accrued interest payable ..................................................................        632         588
   Accrued expenses and other liabilities (note 8) ...........................................      1,476       1,043
                                                                                                 --------    --------

     Total liabilities .......................................................................    324,509     324,616
                                                                                                 --------    --------


Commitments and contingencies (notes 4 and 11)

Stockholders' equity: (notes 9 and 10)
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none ...........................................................          -           -
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,759,567 shares at December 31, 1996 and 3,637,542 at December
     31, 1995; Outstanding - 3,661,567 shares at December 31, 1996 and 3,637,542 shares
     at December 31, 1995 ....................................................................        376         364
   Additional paid-in capital ................................................................     34,245      33,911
   Retained earnings (accumulated deficit) ...................................................        260      (4,401)
   Treasury stock, at cost, 98,000 shares at December 31, 1996 and none at December 31, 1995 .     (1,174)          -
                                                                                                 --------    --------
                                                                                                   33,707      29,874
   Unrealized gain on marketable securities available for sale, net (note 2) .................        738       1,364
                                                                                                 --------    --------

      Total stockholders' equity .............................................................     34,445      31,238
                                                                                                 --------    --------

      Total liabilities and stockholders' equity .............................................   $358,954    $355,854
                                                                                                 ========    ========


          See accompanying notes to consolidated financial statements.

                            WARREN BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------

                                                                      1996       1995       1994
                                                                      ----       ----       ----
                                                                 (In thousands, except per-share data)
Interest and dividend income:
   Interest on loans ............................................   $20,237    $20,383    $18,186
   Interest and dividends on investments ........................     4,311      3,683      3,855
   Interest on mortgage-backed securities .......................     3,233      3,684      3,599
                                                                    -------    -------    -------

      Total interest and dividend income ........................    27,781     27,750     25,640
                                                                    -------    -------    -------
Interest expense:
   Interest on deposits .........................................    11,147     11,093      8,961
   Interest on borrowed funds ...................................       322        515      1,000
                                                                    -------    -------    -------

      Total interest expense ....................................    11,469     11,608      9,961
                                                                    -------    -------    -------

      Net interest income .......................................    16,312     16,142     15,679
Provision for (recovery of) loan losses (note 3) ................       116       (154)      (287)
                                                                    -------    -------    -------
      Net interest income after provision for (recovery of)
         loan losses ............................................    16,196     16,296     15,966
                                                                    -------    -------    -------
Non-interest income:
   Loan servicing fees ..........................................       613        660        724
   Customer service fees ........................................       987      1,017      1,003
   Gains (losses) on sales of investment securities, net (note 2)       250        (20)      (826)
   Write-down of securities due to other-than-temporary
      decline in value (note 2) .................................       (25)      (364)    (3,054)
   Gains on sales of mortgage loans and mortgage
      servicing rights, net .....................................       318        630       (450)
   Other ........................................................         6        126         50
                                                                    -------    -------    -------

      Total non-interest income (loss) ..........................     2,149      2,049     (2,553)
                                                                    -------    -------    -------
Non-interest expenses:
   Salaries and employee benefits  (note 10) ....................     5,992      5,577      5,263
   Office occupancy and equipment ...............................     1,080      1,079      1,046
   Professional services ........................................       315        475        556
   Marketing ....................................................       201        132        102
   Deposit insurance ............................................       (83)       384        840
   Real estate operations (note 5) ..............................       180      1,305        254
   Outside data processing expense ..............................       436        426        436
   Other ........................................................     1,647      1,625      1,879
                                                                    -------    -------    -------

      Total non-interest expenses ...............................     9,768     11,003     10,376
                                                                    -------    -------    -------

       Income before income taxes ...............................     8,577      7,342      3,037
Income tax expense (note 8) .....................................     1,968      1,960      1,436
                                                                    -------    -------    -------

       Net income ...............................................   $ 6,609    $ 5,382    $ 1,601
                                                                    =======    =======    =======

       Net income per common and common-equivalent share ........   $  1.67    $  1.39    $  0.42
                                                                    =======    =======    =======




          See accompanying notes to consolidated financial statements.

                                               WARREN BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       UNREALIZED
                                                                                     GAIN (LOSS) ON
                                                                        RETAINED       MARKETABLE
                                                         ADDITIONAL     EARNINGS       SECURITIES
                                                 COMMON   PAID-IN     (ACCUMULATED    AVAILABLE FOR    TREASURY
                                                  STOCK   CAPITAL        DEFICIT)       SALE, NET        STOCK      TOTAL
                                                 ------   ---------   -------------  --------------    --------     -----
                                                                            (DOLLARS IN THOUSANDS)
Balance at December 31, 1993                      $352     $33,652     ($10,303)        $   717         $    -     $24,418

   Net income...............................         -           -        1,601               -              -       1,601

   Issuance of 29,345 shares for
    exercise of options and 401k
    benefit plan............................         2         107            -               -              -         109

   Change in unrealized gain
    (loss) on marketable
    securities available for sale, net......         -           -            -          (2,333)             -      (2,333)
                                                   ---     -------     --------         -------        -------     -------

Balance at December 31, 1994                      $354     $33,759      ($8,702)        ($1,616)       $     -     $23,795

   Net income...............................         -           -        5,382                              -       5,382

   Issuance of 92,797 shares for
    exercise of options and 401K
    benefit plan............................        10         152            -               -              -         162

   Dividends paid...........................         -           -       (1,081)                             -      (1,081)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net................         -           -            -           2,980              -       2,980
                                                  ----     -------     --------         -------        -------     -------

Balance at December 31, 1995................       364      33,911       (4,401)          1,364                     31,238

   Net income...............................         -           -        6,609               -              -       6,609

   Issuance of 122,025 shares for
    exercise of options............. .......        12         334            -               -              -         346

   Dividends paid...........................         -           -       (1,948)              -                     (1,948)

   Purchase of treasury stock
    (98,000 shares).........................         -           -            -               -         (1,174)     (1,174)

   Change in unrealized gain (loss)
     on marketable securities
     available for sale, net................         -           -            -            (626)             -        (626)
                                                  ----     -------     --------         -------        -------     -------

Balance at December 31, 1996................      $376     $34,245     $    260         $   738        ($1,174)    $34,445
                                                  ====     =======     ========         =======        =======     =======

          See accompanying notes to consolidated financial statements.

                              WARREN BANCORP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                           --------------------------------

                                                                               1996        1995        1994
                                                                               ----        ----        ----

                                                                                   (In thousands)
Cash flows from operating activities:
   Net Income ..........................................................   $  6,609    $  5,382    $  1,601

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses ...........................        116        (154)       (287)
     Depreciation and amortization .....................................        570         578         546
     Deferred income tax expense (benefit) .............................       (391)        617         707
     Amortization (accretion) of premiums, fees and discounts ..........         54        (119)        145
     Losses on sale of premises and equipment ..........................          -           -           3
     (Gains) losses on sale of investment securities ...................       (250)         20         826
     Write-down of securities due to other-than-temporary decline in
       value ...........................................................         25         364       3,054
     (Gains) losses on sales of mortgage loans .........................       (318)       (630)        450
     Provision for losses on real estate acquired by foreclosure
      or substantively repossessed .....................................        138         983         441
     (Gains) on sale of real estate acquired by foreclosure
      or substantively repossessed .....................................       (139)        (81)       (549)
     (Increase) decrease in loans held for sale ........................       (194)     (2,185)     13,652
     (Increase) in accrued interest receivable .........................       (261)       (252)       (386)
     (Increase) decrease in other assets ...............................       (217)     (1,261)         19
     Increase in accrued interest payable ..............................         44          25          28
     Increase (decrease) in other liabilities and escrow deposits ......        774        (406)         58
                                                                           --------    --------    --------

         Net cash provided by operating activities .....................      6,560       2,881      20,308
                                                                           --------    --------    --------

Cash flows from investing activities:
   Net (increase) decrease in overnight investments ....................     (1,433)     (3,300)      1,000
   Purchase of investment securities ...................................    (46,347)    (26,885)     (5,923)
   Purchase of mortgage-backed securities ..............................     (1,911)          -           -
   Proceeds from sales of investment securities ........................     14,308      13,274      17,943
   Proceeds from maturities of investment securities ...................     26,802           -         250
   Proceeds from sales of mortgage-backed securities ...................          -           -       5,029
   Proceeds from payments of mortgage-backed securities ................     10,381      12,386      10,662
   Proceeds from sales of real estate acquired by foreclosure ..........      1,579       4,684       7,635
   Capital expenditures for real estate acquired by foreclosure ........          -         (71)       (337)
   Net (increase) in loans .............................................     (8,835)     (1,645)    (13,710)
   Purchases of premises and equipment .................................       (417)       (320)       (426)
                                                                           --------    --------    --------

      Net cash provided by (used in) investing activities ..............   $ (5,873)   $ (1,877)   $ 22,123
                                                                           --------    --------    --------


                                WARREN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED


                                                                      YEARS ENDED DECEMBER 31,
                                                                 -------------------------------

                                                                    1996        1995        1994
                                                                    ----        ----        ----
Cash flows from financing activities: .......................            (In thousands)

   Net increase (decrease) in deposits ......................    $ 1,516     $  (213)   $ (7,171)
   Proceeds from Federal Home Loan Bank advances ............      1,045         826      16,750
   Principal payments on Federal Home Loan Bank advances ....     (4,133)       (773)    (51,000)
   Net increase (decrease) in other borrowed funds ..........        647         713      (1,011)
   Dividends paid ...........................................     (1,948)     (1,081)          -
   Purchases of treasury stock ..............................     (1,174)          -           -
   Proceeds from issuance of common stock ...................        346         162         109
                                                                 -------     -------    --------

          Net cash used in financing activities .............     (3,701)       (366)    (42,323)
                                                                 -------     -------    --------

   Net increase (decrease) in cash and due from banks .......     (3,014)        638         108
   Cash and due from banks at beginning of year .............      8,869       8,231       8,123
                                                                 -------     -------    --------

   Cash and due from banks at end of year ...................    $ 5,855     $ 8,869    $  8,231
                                                                 =======     =======    ========
   Cash paid during the year for:
       Interest .............................................    $11,425     $11,583    $  9,933
       Income taxes .........................................    $ 2,568     $ 2,731    $    496

   Supplemental noncash investing and financing activities:

      Foreclosures and insubstance foreclosures .............    $   719     $ 1,046    $  1,887
      Securitization of loans to mortgage-backed securities .    $ 2,171     $ 7,859    $  8,072

     Increase (decrease) in unrealized gain on investment and
      mortgage-backed securities available for sale, net ....    $  (626)    $ 2,980    $ (2,333)


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Warren Bancorp, Inc. (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expense for the periods. Actual results could differ from those estimates.

     Material estimates that are susceptible to change relate to the determination of the allowance for loan losses, the valuation of real estate acquired by foreclosure and the realizability of the deferred tax asset. In connection with the determination of the allowance for loan losses and the carrying value of real estate acquired by foreclosure, management obtains independent appraisals for significant properties as deemed necessary.

     A substantial portion of the Corporation's loans are secured by real estate in markets primarily in Massachusetts. A majority of the real estate acquired by foreclosure is located in the same market. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of all the real estate acquired by foreclosure is susceptible to changing conditions in these markets.

     The following is a summary of the more significant accounting policies.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Warren Five Cents Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, The Warren Mortgage Company, Inc., Northbank Realty, Inc., Northbank Financial Corporation, Hannah Investments, Inc., Warren Mortgage Corporation Two and Peabody Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

LOANS HELD FOR SALE AND SALES OF LOANS

     Loans held for sale are stated at the lower of aggregate cost or market. The market value of loans held for sale is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

     The Corporation recognizes as separate assets from their related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Corporation uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Corporation incorporates assumptions that market participants

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


would use in estimating future net servicing income, which includes estimates of the cost of servicing loans, a discount rate, ancillary income, prepayment speeds, and default rates. Originated mortgage loan servicing rights are amortized as a reduction of loan servicing fee income in proportion to and over the period of estimated net servicing income.

     On a quarterly basis, the Corporation assesses the carrying values of originated and purchased mortgage loan servicing rights for impairment based on the fair value of such rights. The fair value is estimated using market prices when available or, alternatively, using the valuation model referred to above with current assumptions. Any impairment is recognized as a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment of originated and purchased mortgage loan servicing rights include loan type, interest rate, loan origination date and term to maturity.

     When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less than their carrying values. Gains and losses are determined using the specific identification method. Gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of differences between the weighted average interest rate on the loans sold, adjusted for a normal servicing fee and guaranty fees, and the agreed yield to the buyer. The resulting excess mortgage servicing rights are amortized as a reduction of servicing fee income, using the interest method over the estimated remaining lives of the loans. Actual prepayment experience is reviewed periodically and adjustments are made when appropriate.

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     Debt securities that the Corporation has the positive intent and ability to hold to maturity and non-marketable equity securities are classified as other investments and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either other or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. After mortgage loans are converted to mortgage-backed securities, they are subject to these same classification provisions. The Corporation classifies its investment and mortgage-backed securities into two categories: available for sale and other; the Corporation has no securities held for trading.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


     Premium and discounts on investment and mortgage-backed securities are amortized or accreted into income by use of the level-yield method. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included as a charge against earnings. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is available for future credit losses inherent in the loan portfolio. Additions to the allowance are charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

     The allowance is an amount management believes will be adequate to absorb loan losses based on evaluations of known and inherent risks in the portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans, prior loss experience and current and anticipated economic conditions that may affect the borrowers' ability to pay. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses.

     Management believes that the allowance for loan losses is adequate, and it is assisted by an independent credit review consulting firm in making that determination. Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan.

     The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance) during the period. In addition, various regulatory agencies, as part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


IMPAIRED AND NONACCRUAL LOANS

     The Corporation accounts for impaired loans at the present value of the expected future cash flows discounted at the loans' effective interest rate or the fair value of collateral for collateral-dependent loans. Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days.

     Nonaccrual loans, which may include impaired loans, are loans on which the accrual of interest has been discontinued. Accrual of interest income on loans is discontinued either when a reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and where the ultimate collection of principal and interest is probable. Loans are removed from nonaccrual when they become less than ninety days past due and when concern no longer exists as to the collectibility of principal or interest or when they are adequately secured and are in the process of collection.

LOAN FEES

     Loan origination fees and certain direct incremental loan origination costs are deferred and amortized over the life of the related loans as yield adjustments using primarily the level yield method. When the loans are sold or paid off, the unamortized fees and costs are transferred to income.

BANKING PREMISES AND EQUIPMENT

     Banking premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the terms of leases, if shorter.

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and is recorded and subsequently carried at the lower of the carrying value of the loan or the fair value of the property received, less estimated

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


costs of disposition. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to increase the allowance for losses on real estate acquired by foreclosure is charged to real estate operations. Gains are recognized when realized. Losses are charged to the allowance for losses on real estate.

PENSION BENEFITS

     The Corporation's policy is to record net periodic pension cost on an actuarially determined basis.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

     Earnings per share are presented based upon the average daily number of shares and share equivalents (options) outstanding, which were 3,949,000 for 1996, 3,870,000 for 1995, and 3,772,000 for 1994.

STOCK OPTION PLAN

     Prior to January 1, 1996, the Corporation accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings-per-share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Corporation does not expect that adoption of SFAS No. 125 or SFAS No. 127 will have a material impact on the Corporation's financial position, results of operations, or liquidity.

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES

     Investment and mortgage-backed securities at December 31, 1996 and 1995 are as follows:

                                                   GROSS       GROSS
                                      AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
                                                        (IN THOUSANDS)
1996
----
Overnight deposits .................   $  6,733   $    -      $   -    $  6,733
                                       --------   ------      -----    --------

AVAILABLE FOR SALE

Fixed income mutual funds ..........     18,990      530          -      19,520
FNMA mortgage-backed securities ....     27,234      887          -      28,121
GNMA mortgage-backed securities ....     15,000        -       (391)     14,609
U.S. Government and related
 obligations .......................     24,636       10        (35)     24,611
Corporate notes ....................     10,000        3         (3)     10,000
Preferred stock ....................      7,924      122         (8)      8,038
Common stock .......................         18       20          -          38
                                       --------   ------      -----    --------

                                        103,802    1,572       (437)    104,937
                                       --------   ------      -----    --------

OTHER

Foreign government bonds
  held to maturity .................        500        -          -         500
Stock in Federal Home Loan Bank
  of Boston ........................      4,110        -          -       4,110
Stock in Mutual Savings Central
  Fund, Inc. .......................        108        -          -         108
Advances to Thrift Institution Fund
  for Economic Development .........        384        -          -         384
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........      1,576      240          -       1,816
                                       --------   ------      -----    --------
                                          6,678      240          0       6,918
                                       --------   ------      -----    --------
                                       $117,213   $1,812      $(437)   $118,588
                                       ========   ======      =====    ========


                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


                                                   GROSS       GROSS
                                      AMORTIZED  UNREALIZED  UNREALIZED  MARKET
                                        COST       GAINS      LOSSES     VALUE
                                        ----       -----      ------     -----
                                                        (IN THOUSANDS)
1995
----
Overnight deposits .................   $  5,300   $    -      $   -    $  5,300
                                       --------   ------       -----   --------

AVAILABLE FOR SALE

Fixed income mutual funds ..........     31,100    1,260          (4)     32,356
FNMA mortgage-backed securities ....     31,414      943          (3)     32,354
GNMA mortgage-backed securities ....     17,159        -         (99)     17,060
U.S. Government and related
 obligations .......................      9,477       20           -       9,497
Foreign government notes ...........      1,002        -           -       1,002
Corporate notes ....................      8,774       22           -       8,796
Preferred stock ....................      5,746        7           -       5,753
Common stock warrants ..............          0       20           0          20
                                       --------   ------       -----    --------

                                        104,672    2,272        (106)    106,838
------------------------------------   --------   ------       -----    --------

OTHER

Foreign government bonds
 held to maturity ..................        500        -           -         500
Stock in Federal Home Loan Bank
  of Boston ........................      4,110        -           -       4,110
Stock in Mutual Savings Central
  Fund, Inc. .......................        108        -           -         108
Advances to Thrift Institution Fund
  for Economic Development .........        409        -           -         409
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........      1,576      240           -       1,816
                                       --------   ------       -----    --------
                                          6,703      240           0       6,943
                                       --------   ------       -----    --------
                                       $116,675   $2,512       $(106)   $119,081
                                       ========   ======       =====    ========


     Proceeds from sales of debt securities amounted to none, $7,547,000 and none for 1996, 1995 and 1994, respectively. There were no realized gains on such sales in 1996, 1995 and 1994. Realized losses on such sales were none, $24,000 and none in 1996, 1995 and 1994, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


     There were no sales of mortgage-backed securities in 1996 or 1995. In 1994 proceeds from sales of mortgage-backed securities amounted to $5,029,000, realized gains on such sales were $68,000 and realized losses on such sales were $29,000.

     Realized gains on sales of equity securities were $405,000, $4,000 and $953,000 in 1996, 1995 and 1994, respectively. Realized losses on sales of equity securities were $155,000, none and $1,793,000, in 1996, 1995 and 1994, respectively.

     Writedowns due to impairment in value of investment securities were $25,000, $364,000, and $3,054,000 in 1996, 1995 and 1994, respectively.

     Mortgage-backed securities with an amortized cost and market value of $2,487,000 and $2,427,000, respectively, at December 31, 1996 and $2,001,000 and
$2,018,000, respectively, at December 31, 1995 were pledged to secure securities sold under agreements to repurchase.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


     The following table presents a maturity distribution of the amortized cost and market value of the investment and mortgage-backed securities portfolio as of December 31, 1996. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of mortgage-backed security amortization and prepayments.

                                                          AFTER        AFTER
                                                           ONE         FIVE
                                                           BUT          BUT
                                             WITHIN       WITHIN       WITHIN       AFTER        NO
                                               ONE         FIVE         TEN         TEN        FIXED
                                              YEAR        YEARS        YEARS       YEARS     MATURITY        TOTAL
                                              ----        -----        -----       -----     --------        -----
                                                                        (IN THOUSANDS)
Overnight investments..................     $ 6,733      $     -        $  -        $  -      $     -      $  6,733
Fixed income mutual funds
 available for sale....................           -            -           -           -       18,990        18,990
Mortgage-backed securities
 available for sale....................      22,877       19,357           -           -            -        42,234
U.S. Government and related
 obligations available for sale........      22,086        2,550           -           -            -        24,636
Corporate notes
available for sale.....................      10,000            -           -           -            -        10,000
Foreign government bonds
 held to maturity......................         250          250           -           -            -           500
Preferred stock available
 for sale..............................           -            -           -           -        7,924         7,924
Common stock available
 for sale..............................           -            -           -           -           18            18
Federal Home Loan Bank of
   Boston stock .......................           -            -           -           -        4,110         4,110
Mutual Savings Central Fund,
   Inc. stock .........................           -            -           -           -          108           108
Advances to Thrift Institution
   Fund for Economic
   Development ........................           -            -           -           -          384           384
Savings Bank Life Insurance
   Company of Massachusetts
   stock ..............................           -            -           -           -        1,576         1,576
                                            -------      -------        ----        ----      -------      --------
            Total amortized cost ......     $61,946      $22,157        $  -        $  -      $33,110      $117,213
                                            =======      =======        ====        ====      =======      ========
            Total market value ........     $62,691      $21,883        $  -        $  -      $34,014      $118,588
                                            =======      =======        ====       =====      =======      ========

     The Bank as a member of the Federal Home Loan Bank of Boston ("FHLBB") is required to invest in $100 par value stock in the amount of one percent of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever is higher. As and when such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(3) LOANS


     Loans at December 31 are summarized as follows:

                                               1996             1995
                                               ----             ----
                                                  (IN THOUSANDS)
Residential mortgage:
    Adjustable-rate....................    $ 59,706         $ 76,740
    Fixed-rate.........................       6,948            8,536
                                           --------         --------
                                             66,654           85,276
                                           --------         --------

Commercial mortgage:
    Adjustable-rate....................      90,782           81,859
    Fixed-rate.........................      16,646           12,482
    Construction adjustable-rate.......      10,742            6,254
                                           --------         --------
                                            118,170          100,595
                                           --------         --------

Commercial loans.......................      16,458            8,490
                                           --------         --------

Consumer loans:
    Home equity........................      16,921           16,620
    Other..............................       4,643            5,711
                                           --------         --------
                                             21,564           22,331
                                           --------         --------
    Total loans........................     222,846          216,692

Allowance for loan losses..............      (4,533)          (4,533)
                                           --------         ---------
          Net loans....................    $218,313         $212,159
                                           ========         ========

     Changes in the allowance for loan losses for the years ended December 31, are as follows:

                                                           1996       1995       1994
                                                           ----       ----       ----
                                                               (IN THOUSANDS)
Balance at beginning of year...........................  $4,533     $4,789    $ 5,942
Provision (recovery of) charged (credited) to expense..     116       (154)      (287)
Loans charged off......................................    (456)      (616)    (1,332)
Loan recoveries........................................     340        514        466
                                                         ------     ------    -------
Balance at end of year.................................  $4,533     $4,533    $ 4,789
                                                         ======     ======    =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



 (3) LOANS - (CONTINUED)


     The allowance for loan losses included above attributable to $3.3 million of impaired loans, of which $1.1 million is measured using the present value method and $2.2 million using the fair value of collateral method, is $1.0 million.

     At December 31, 1996 and 1995, the Corporation had net deferred loan fees of $105,000 and $62,000, respectively, reflected as a reduction of the appropriate loan categories.

     At December 31, 1996, 1995 and 1994 the Corporation serviced residential loans for investors of approximately $214,528,000, $220,428,000 and $252,330,000, respectively, which are not reflected in the accompanying consolidated financial statements because they are not assets of the Corporation. On January 31, 1997, the Corporation sold over 95% of its rights to service residential loans for investors.

     Loans on nonaccrual amounted to $2,712,000, $4,084,000 and $3,244,000 at December 31, 1996, 1995 and 1994, respectively. Interest income of approximately $161,000, $326,000 and $161,000 would have been recorded in 1996, 1995 and 1994, respectively, on these nonaccrual loans if these loans had been on a current basis in accordance with their original terms. Interest income actually recorded on these nonaccrual loans amounted to $38,000, $162,000 and $104,000 in 1996, 1995 and 1994, respectively. Of those loans on nonaccrual at December 31, 1996, $1.9 million was considered impaired compared to $2.6 million at December 31, 1995.

     At December 31, 1996 and 1995, respectively, there were $1.4 million and $489,000 of additional loans considered impaired and performing. The Corporation would have recorded additional interest income of approximately $17,000 and $5,000 had these loans performed under their original terms.

     During 1996, the average recorded investment in impaired loans was $2.7 million.

     At December 31, 1996 and 1995, the Corporation had capitalized excess service fees from loans sold of $344,000 and $489,000, respectively, included in other assets.

     The balance of capitalized mortgage-servicing rights, net of a valuation allowance, at December 31, 1996 and 1995 was $682,000 and $338,000,
respectively, and is included in other assets. Gains on sale of mortgage loans of $337,000 and $243,000 were realized during the 1996 and 1995 periods, respectively, from the sale of $30.2 and $25.5 million of residential mortgage loans. On a quarterly basis, mortgage servicing rights, which are stratified by the underlying loans' origination dates and maturities, are reviewed for impairment using the net present value method of estimated cash flows and current market conditions. Based on this review at December 31, 1996, a valuation allowance of $17,000 at December 31, 1996 and $24,000 at December 31, 1995 was established and charged to gain on sales of mortgage loans. The aggregate fair value of these mortgage servicing rights is estimated to be $700,000 and $362,000 at December 31, 1996 and December 31, 1995, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



 (3) LOANS - (CONTINUED)


     The Corporation's lending activities are conducted primarily in Essex County, Massachusetts, although from time to time loans will be made outside of this area. The Bank makes single family, condominium and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. Most loans made by the Bank are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrower's geographic area. The ability and willingness of commercial real estate and commercial borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector and the general economy in the borrower's geographic area.

     In the ordinary course of business, the Bank has made loans to executive officers and directors of the Corporation and its subsidiaries and to affiliates of the executive officers and directors at substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 1996 was $3,960,000. Activity in these loans during the year ended December 31, 1996 included loan additions of $409,000 and loan repayments of $137,000. The balance of these loans at December 31, 1995 was $3,688,000.

 (4)  BANKING PREMISES AND EQUIPMENT

     Banking premises and equipment at December 31 are as follows:

                                                       1996              1995
                                                       ----              ----
                                                           (IN THOUSANDS)
     Land............................................ $ 1,186          $ 1,186
     Buildings.......................................   3,925            3,610
     Equipment.......................................   3,698            3,668
     Leasehold improvements..........................   1,235            1,215
                                                      -------          -------
                                                       10,044            9,679
     Accumulated depreciation and amortization.......  (5,440)          (4,922)
                                                      -------          -------
                                                      $ 4,604          $ 4,757
                                                      =======          =======

     At December 31, 1996, the Bank is obligated, under noncancelable operating leases for premises, for minimum rentals in future periods as follows:

YEARS ENDED DECEMBER 31,                                       MINIMUM RENTALS
------------------------                                       ---------------
                                                               (IN THOUSANDS)
     1997.........................................                  $128
     1998.........................................                   129
     1999.........................................                   119
     2000.........................................                    87
     2001.........................................                    88
     Thereafter...................................                   425
                                                                    ----
                                                                    $976

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(4)  BANKING PREMISES AND EQUIPMENT - (CONTINUED)


     Rent expenses for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $111,000, $111,000 and $94,000, respectively.

(5) REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure at December 31 is as follows:

                                                     1996             1995
                                                     ----             ----
                                                          (IN THOUSANDS)
    Real estate acquired by foreclosure............  $2,390           $3,549
    Allowance for losses...........................    (160)            (457)
                                                     ------           ------
                                                     $2,230           $3,092
                                                     ======           ======

     Changes in the allowance for losses on real estate acquired by foreclosure or substantively repossessed for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                              1996          1995         1994
                                              ----          ----         ----
                                                    (IN THOUSANDS)
    Balance at beginning of year............ $ 457       $   580        $ 807
    Provision charged to expense............   138           983          441
    Net charge-offs.........................  (435)       (1,106)        (668)
                                             -----       -------        -----
    Balance at end of year.................. $ 160       $   457        $ 580
                                             =====       =======        =====

     The components of real estate operations expense for the years ended
December 31, 1996, 1995 and 1994 are as follows:
                                              1996          1995         1994
                                              ----          ----         ----
                                                    (IN THOUSANDS)

    Gains on sale........................... $(139)      $  (81)        $(549)
    Provision for loss .....................   138          983           441
    Other operating expenses, net...........   181          403           362
                                             -----       ------         -----
                                             $ 180       $1,305         $ 254
                                             =====       ======         =====

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(6)  DEPOSITS


     Deposits at December 31 are summarized as follows:

                                                                 1996          1995
                                                                 ----          ----
                                                                  (IN THOUSANDS)
     Non-interest bearing............................        $ 17,002    $   15,264
                                                             --------     ---------

     Savings deposits:
         Regular savings and club accounts...........         106,092       111,666
         NOW accounts................................          31,943        32,106
         Cash Manager and Passbook Plus accounts.....          24,065        23,152
                                                             --------      --------
            Total savings deposits...................         162,100       166,924
     Time deposits...................................         137,264       132,662
                                                             --------       -------
            Total deposits...........................        $316,366      $314,850
                                                             ========      ========

     Contractual maturities of time deposits at December 31, 1996 follow:

                                                          (IN THOUSANDS)
     Within one year.................................        $106,742
     From one to two years...........................          17,275
     From two to five years..........................          13,219
     After five years................................              28
                                                             --------
                                                             $137,264

     The aggregate amount of individual time deposits with a minimum denomination of $100,000 or more was $16,717,000 and $16,835,000 at December 31, 1996 and 1995, respectively. Interest expense related to such deposits was approximately $926,000 in 1996 and $1,036,000 in 1995 and $531,000 in 1994.

(7)  BORROWED FUNDS

     Borrowed funds at December 31 are summarized as follows:

                                                         1996                1995
                                                  -----------------   -------------------
                                                           WEIGHTED              WEIGHTED
                                                            AVERAGE              AVERAGE
                                                  AMOUNT     RATE     AMOUNT      RATE
                                                  ------    -------   ------     --------
                                                              (DOLLARS IN THOUSANDS)
Securities sold under agreements
   to repurchase maturing in January,
   1997 and January, 1996, at December
   31, 1996 and 1995, respectively.............   $2,212     3.00%    $1,565     3.00%

Advances from the Federal Home Loan
   Bank, 3.07% to 8.10% at December 31,
   1996 and 5.11% to 8.80% at December
   31, 1995, maturing through 2011.............    2,715     7.47      5,803     8.13
                                                  ------              ------

       Total borrowed funds....................   $4,927     5.46%    $7,368     7.04%
                                                  ======              ======


                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




(7)  BORROWED FUNDS - (CONTINUED)


     Mortgage-backed securities, with a total amortized cost of $2,487,000 and $2,001,000 were pledged as collateral to secure agreements to repurchase at December 31, 1996 and 1995, respectively. The market value of the collateral was $2,427,000 and $2,018,000 at December 31, 1996 and 1995, respectively.

     The following table sets forth information for securities sold under agreement to repurchase for the years ended December 31, 1996, 1995 and 1994
(dollars in thousands):

                                                             1996      1995     1994
                                                             ----      ----     ----
     Highest month end balance..........................   $2,212    $1,774    $1,535
     Average balance outstanding during the year........    1,664     1,171     1,181
     Average cost during the year.......................     3.00%    3.00%      1.95%

     A summary of Federal Home Loan Bank of Boston advances at December 31 by year of maturity follows (dollars in thousands):

                               1996                         1995
                        --------------------        ----------------------
                                    WEIGHTED                      WEIGHTED
                                    AVERAGE                       AVERAGE
      MATURITY IN:      AMOUNT       RATE           AMOUNT         RATE
                        ------      --------        ------        --------
          1996          $    -          -%           3,353         8.43%
          1997           2,044       8.03            2,000         8.10
          2001              14       3.78                -            -
          2003              19       3.07                -            -
          2009             450       6.00              450         6.00
          2011             188       5.54                -            -
                        ------                      ------

                        $2,715       7.47%          $5,803         8.13%
                        ======                      ======

     The following table sets forth information for Federal Home Loan Bank advances for the years ended December 31, 1996, 1995 and 1994:

                                                                    1996       1995       1994
                                                                    ----       ----       ----
                                                                       (DOLLARS IN THOUSANDS)
     Highest month end balance.............................       $5,822     $5,803    $40,000
     Average balance outstanding during the year...........        3,208      5,627     19,044
     Average cost during the year..........................         7.95%      8.34%      5.05%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(8)  INCOME TAXES

     Accrued income taxes and the deferred income tax asset at December 31 were as follows:

                                                                        1996     1995
                                                                        ----     ----
                                                                        (IN THOUSANDS)
Accrued income taxes receivable (payable):
     Federal....................................................      $ (355)    $ 59
     State......................................................         633      298
                                                                      ------     ----
                                                                         278      357
                                                                      ------     ----
Deferred income tax asset:
     Federal....................................................         590      136
     State......................................................         390       52
                                                                      ------     ----
                                                                         980      188
                                                                      ------     ----
                                                                      $1,258     $545
                                                                      ======     ====

     The components of income tax expense for the years ended December 31, were as follows:

                                                                        1996     1995      1994
                                                                        ----     ----      ----
                                                                            (IN THOUSANDS)
Current:
    Federal.....................................................      $1,693   $1,140    $  426
    State.......................................................         666      203       303
                                                                      ------   ------    ------
                                                                       2,359    1,343       729
                                                                      ------   ------    ------

Deferred:
    Federal.....................................................        (155)   1,143       904
    State.......................................................        (260)     310        13
    Increase (decrease) in beginning-of-the-year balance
        of valuation allowance for deferred tax assets..........          24     (836)     (210)
                                                                      ------   ------    ------
                                                                        (391)     617       707
                                                                      ------   ------    ------
                                                                      $1,968   $1,960    $1,436
                                                                      ======   ======    ======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



 (8)  INCOME TAXES - (CONTINUED)


     A reconciliation of income tax expense attributable to operations with Federal income taxes at the statutory rate of 34% for the years ended December
31, 1996, 1995 and 1994 follows:

                                                           1996        1995        1994
                                                           ----        ----        ----
                                                                  (IN THOUSANDS)
Computed "expected" tax expense at
   statutory rate....................................    $2,916      $2,496      $1,033
Items affecting income tax expense:
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense.............................        24        (836)       (210)
    Dividends received deduction.....................      (139)        (54)        (30)
    State income taxes, net of Federal income
     tax benefit, before change in valuation
     allowance.......................................       268         339         209
    Adjustment to beginning deferred tax asset.......        20           -         430
    Other............................................       164          15           4
    Bad debts........................................      (885)          -           -
    Tax  audit settlement............................      (400)          -           -
                                                         ------      ------      ------
        Income tax expense...........................    $1,968      $1,960      $1,436
                                                         ======      ======      ======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(8)  INCOME TAXES - (CONTINUED)


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                1996         1995
                                                                ----         ----
                                                                  (IN THOUSANDS)
Deferred tax assets:
   Net operating loss and other carryforwards.........        $   15       $  366
   Capital loss carryforward..........................            63            -
   Allowance for loan losses..........................         2,660        1,745
   Valuation adjustments on real estate owned.........            66          153
   Valuation adjustments on securities................           632        1,058
   Deferred loan fees.................................            61           47
   Cash versus accrual adjustments....................           252          230
   Depreciation of banking premises and equipment.....           142            -
   Basis difference on REO............................           198            -
                                                              ------       ------

      Total gross deferred tax assets.................         4,089        3,599

         Less valuation allowance.....................          (347)        (323)
                                                              ------       ------

          Net deferred tax assets.....................         3,742        3,276
                                                              ------       ------
Deferred tax liabilities:
   Deferred loan sale premium.........................           308          202
   Purchase accounting adjustments....................           711          743
   Depreciation of banking premises and equipment.....             -           57
   Gain on distribution of SBLI stock.................           550          550
   Accounting for partnership interests...............           509          509
   Unrealized gains on debt and equity securities
      available for sale..............................           397          798
   Prepaid retirement.................................           260          187
   Other..............................................            27           42
                                                              ------       ------
          Total gross deferred tax liabilities........         2,762        3,088
                                                              ------       ------
          Net deferred tax asset......................        $  980       $  188
                                                              ======       ======

     A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. Management has established a valuation allowance principally for the federal and state tax effects of the valuation adjustments on securities.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(8)  INCOME TAXES - (CONTINUED)


     Management expects that the taxable temporary differences will reverse within the same period as the deductible temporary differences reverse. In order to realize the net deductible temporary differences, the Corporation and the Bank must generate taxable income of approximately $2.9 million. For the tax year ended December 31, 1996, the Corporation and the Bank generated approximately $6.5 million in taxable income.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense.

     The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt tax reserves continue to be subject to a provision of the current law that requires recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt tax reserves subject to recapture in the case of certain excess distributions is approximately $885,000.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(9) STOCKHOLDERS' EQUITY


CAPITAL ADEQUACY

     The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     The Federal Reserve Board's ("FRB") leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00% depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. The FDIC's leverage capital-to-assets ratio guidelines on the Bank are substantively similar to those adopted by the FRB described above.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have a 4.00% Tier I risk-based capital ratio and an 8.00% total risk-based capital ratio. At December 31, 1996, neither the FRB nor the FDIC permitted the unrealized gain on marketable securities available for sale to be used in their calculation of regulatory capital.

     As of September 30, 1996, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(9) STOCKHOLDERS' EQUITY - (CONTINUED)


     The Corporation's and the Bank's actual regulatory capital amounts (for purposes of computing the ratios) and ratios at December 31, 1996 are presented in the following table (dollars in thousands):

                                                                                       TO BE WELL
                                                                                   CAPITALIZED UNDER
                                                                   FOR CAPITAL     PROMPT CORRECTIVE
                                                ACTUAL              ADEQUACY       ACTION PROVISIONS
                                       -------------------   ------------------   --------------------
                                       REGULATORY   CAPITAL  REGULATORY  CAPITAL  REGULATORY   CAPITAL
                                        CAPITAL      RATIO    CAPITAL     RATIO     CAPITAL     RATIO
                                        -------      -----    -------     -----     -------     -----
WARREN BANCORP, INC.

      Leverage capital                  $33,707      9.48%    $14,219     4.0%*      N/A        N/A
      Tier I Risk-based capital          33,707     13.47%     10,008     4.0%       N/A        N/A
      Total Risk-based capital           36,852     14.72%     20,106     8.0%       N/A        N/A
---------------------------------------------------------------------------------------------------

WARREN FIVE CENTS SAVINGS BANK

      Leverage capital                   32,495      9.14%     14,219     4.0%*     $17,773     5.0%
      Tier I Risk-based capital          32,495     13.02%      9,985     4.0%       14,977     6.0%
      Total Risk-based capital           35,633     14.28%     19,969     8.0%       24,962    10.0%

*   Guideline not established for Bank or Corporation.  Midpoint used for this presentation.

PREFERRED STOCK PURCHASE RIGHTS

     In April 1989, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Corporation's common stock. These rights, which expire in 1999, entitle their holders to purchase from the Corporation one one-hundredth of a share (a "unit") of Series A Junior Participating Cumulative Preferred Stock, par value $0.10 per share, ("preferred stock") at a cash exercise price of $35 per unit, subject to adjustment. The rights will trade separately from the common stock and will become exercisable when a person or group has acquired 20% or more of the outstanding common stock, upon a tender offer that would result in a person or group acquiring 20% or more of the outstanding common stock, or upon the declaration by the Board of Directors that any person is an "adverse person" holding 10% or more of the outstanding stock.

     In the event a person or group acquires 20% or more of the outstanding common stock or the Board of Directors declares a person an "adverse person", each right would entitle its holder (except if the holder is a person or group described above) to receive upon exercise sufficient units of preferred stock to equal a value of two times the exercise price of the purchase right. In the event the Corporation is acquired in a merger or other business combination transaction or if 50% or more of the Corporation's assets or earning power is sold, each holder may receive upon exercise common stock of the acquiring company with a value equal to two times the exercise price of the right.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(9)  STOCKHOLDERS' EQUITY - (CONTINUED)


     The rights are redeemable by the Board of Directors at a price of $.02 per right any time before a person or group acquires 20% or more of the outstanding common stock or the Board of Directors declares a person is an "adverse person".

RETAINED EARNINGS

     At the time of the Bank's conversion from mutual to stock form of ownership in 1986, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Conversion. Liquidation subaccounts totaling $12,340,000 were established for each such eligible account holder equal to such holder's proportionate share of total qualifying deposits on February 28, 1986. After the acquisition of Beverly Savings Bank ("Beverly"), the Bank established a separate liquidation account for the benefit of eligible account holders of Beverly who continue to maintain their account after Beverly's conversion from mutual to stock form of ownership and the subsequent Beverly acquisition, and subaccounts for each such holder based on such holder's proportionate share of Beverly's total qualifying assets on April 30, 1986. The balance in the two liquidation accounts at December 31, 1996, the latest measurement date, was $2,277,000. This amount is unaudited. Both liquidation accounts will be reduced to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in his liquidation subaccount. In the event of a complete liquidation of the Bank, and in only such event, each eligible account holder will be entitled to receive a distribution from the liquidation accounts equal to the current adjusted qualifying balance of his subaccount, to the extent of the Bank's assets remaining after payment of all prior claims.

     The Bank may not declare or pay a dividend to the holding company if the effect thereof would reduce capital below regulatory minimums or otherwise violate banking regulations.

(10)  EMPLOYEE BENEFITS

401(k) SAVINGS PLAN

     The Bank provides a 401(k) savings plan for the benefit of its employees. Under this defined-contribution plan, the Corporation contributes 3% of each eligible employee's W-2 compensation to his or her 401(k) account. In addition, the Corporation matches employee contributions, up to 8% of the employee's compensation, at a rate of 25%. The Corporation may also make a profit-sharing distribution to employees' 401(k) accounts. The plan is administered by a third party. Contribution rates are subject to change.

     The Corporation's contributions to the plan were as follows (in thousands):

                                              1996       1995      1994
                                              ----       ----      ----
     Employer contribution...............     $136       $132      $134
     Employer match......................       60         56        55
     Profit sharing distribution.........      159        130       125
                                              ----       ----      ----
                                              $355       $318      $314
                                              ====       ====      ====

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(10)  EMPLOYEE BENEFITS - (CONTINUED)


     One of the investment alternatives for the plan's participants is Warren Bancorp, Inc. common stock. In that regard, the Corporation reserved 135,000 shares of authorized but unissued shares for issuance thereunder.

PENSION PLAN

     The Bank provides a defined-benefit, non-contributory pension plan for its eligible employees through membership in the Savings Bank Employees Retirement Association ("SBERA"). The plan is funded based on requirements set forth by the Trustees of SBERA. In conjunction with the introduction of the 401(k) Savings Plan, the Corporation restructured its pension plan and, effective September 30, 1993, stopped providing new pension benefits for employee services after that date.

     The funded status of the plan and the amount recognized in the Corporation's financial statements at December 31 were as follows:

                                                                               1996          1995
                                                                               ----          ----
                                                                                  (IN THOUSANDS)
Actuarial present value of benefit obligations:
     Vested benefit obligations..................................           $ 2,746        $3,269
     Nonvested benefit obligations...............................                 0             0
                                                                            -------        ------
     Accumulated benefit obligations.............................             2,746         3,269
     Additional benefit related to future compensation...........                 0             0
                                                                            -------        ------
     Projected benefit obligation................................             2,746         3,269
Plan assets at fair value, invested primarily in U.S.
     Government obligations and equity securities................             5,587         4,935
                                                                            -------        ------
     Plan assets in excess of projected benefit obligation.......             2,841         1,666
Unrecognized net gain ...........................................            (1,853)         (925)
Unrecognized net asset existing at December 31, 1986
       and remaining at year end.................................              (124)         (134)
                                                                            -------        ------
           Prepaid pension cost..................................           $   864        $  607
                                                                            =======        ======

     Net pension expense for the plan years ended December 31 includes the following:

                                                                  1996         1995          1994
                                                                  ----         ----          ----
                                                                          (IN THOUSANDS)
    Current period service costs...........................      $   0        $   0         $   0
    Interest costs on projected benefit obligations........        229          220           201
    Return on plan assets..................................       (745)        (843)         (244)
    Net amortization and deferral..........................        260          411          (179)
    Provision for Federal excise tax.......................         38           32            33
                                                                 -----        -----         -----
       Net periodic pension (income) ......................      $(218)       $(180)        $(189)
                                                                 =====        =====         =====

     The key assumptions used in the development of the actuarially determined pension data for 1996 and 1995 were a discount rate of 7.00% and an expected long-term rate of return on plan assets of 8.75%.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(10)  EMPLOYEE BENEFITS - (CONTINUED)


     Effective July 1, 1995, the Bank established a supplemental retirement benefit arrangement for the Chief Executive Officer. The expense to maintain that arrangement amounted to $164,000 in 1996 and $83,000 in 1995.

STOCK OPTION PLAN

     The Corporation instituted three stock option plans, one each in 1986, 1991 and 1995 (the "Option Plans"), for the benefit of officers and directors and reserved 300,000 shares of authorized but unissued common stock for each plan of issuance thereunder. The terms of the Option Plans are similar and provide for options to be granted at the fair market value of the common stock on the date of grant. Options granted expire ten years after the date for grant.

     As permitted under SFAS 123, the Corporation continues to apply APB Opinion
No. 25 and related interpretations in accounting for the Options Plans;
therefore, no compensation cost has been recognized. Had compensation cost been recognized, salaries and employees benefits expense would have increased by $274,000 and $175,000 in 1996 and 1995, respectively, which is the estimated fair value of the options granted during those years, and the Corporation's net income and earning per common and common-equivalent share would have been reduced to the pro-forma amounts indicated below:

                                                1996             1995
                                                ----             ----
Net income: As reported................      $6,609,000        $5,382,000
             Pro-forma.................      $6,450,000        $5,281,000

Earnings per common and common-
   equivalent share:  As reported......      $     1.67        $     1.39
                       Pro-forma.......      $     1.63        $     1.36

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.61% and 4.96%; expected volatility of 32% and 38%; risk-free interest rates of 6.6% and 6.5%; and expected lives of six years for 1996 and 1995.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(10)  EMPLOYEE BENEFITS - (CONTINUED)


     Changes in options outstanding during 1996, 1995 and 1994 were as follows:

                                                                                      AVERAGE
                                                                                      EXERCISE
                                                                  EXERCISE PRICE      PRICE PER
                                                 SHARES           RANGE PER SHARE       SHARE
                                                 ------           ---------------       -----
Outstanding, December 31, 1993............       469,200         $0.50 to $10.50       $ 3.66
     (249,500 shares exercisable)
Granted during 1994.......................       121,600               $8.00           $ 8.00
Exercised during 1994.....................       (22,900)        $1.00 to $6.625       $ 2.33
Canceled during 1994......................       (11,300)        $0.75 to $10.50       $ 6.12
                                                --------
Outstanding, December 31, 1994............       556,600         $0.50 to $8.00        $ 4.61
     (317,100 shares exercisable)
Granted during 1995.......................        96,800         $8.1875 to $10.25     $ 8.30
Exercised during 1995.....................       (90,100)        $1.00 to $6.625       $ 1.65
Canceled during 1995......................        (1,560)        $3.625 to $6.625      $ 5.47
                                                --------
Outstanding, December 31, 1995............       561,740         $0.50 to $10.25       $ 5.72
     (347,893 shares exercisable)
Granted during 1996.......................        95,550         $12.375 to $15.125    $12.52
Exercised during 1996.....................      (122,025)        $1.00 to $8.188       $ 2.84
Canceled during 1996......................       (18,590)        $3.625 to $12.375     $ 8.83
                                                --------
Outstanding, December 31, 1996............       516,675         $0.50 to $15.125      $ 7.50
     (330,285 shares exercisable)               ========



     The following table summarizes information about the options outstanding at December 31, 1996:

                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
              -----------------------------------------        -------------------
                                WEIGHTED
                                AVERAGE        WEIGHTED                   WEIGHTED
RANGE OF                       REMAINING        AVERAGE                   AVERAGE
EXERCISE                      CONTRACTUAL      EXERCISE                  EXERCISE
 PRICES      NUMBER              LIFE           PRICE          NUMBER      PRICE
 ------      ------              ----           -----          ------      -----
$0 - $5      110,600           4.57 years      $ 3.07         110,600    $ 3.07
 5 - 10      312,485           6.81              7.58         199,375      7.43
10 - 15       88,590           9.23             12.30          19,310     12.24
16 - 20        5,000           9.93             15.13           1,000     15.13
             -------                                          -------
  Total      516,675           6.78              7.50         330,285      6.27
             =======                                          =======

(11) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES

     The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations of interest rates. These financial instruments include commitments to originate loans,

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(11) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


unused lines of credit, standby letters of credit, recourse arrangements on sold assets and forward commitments to sell loans. The financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

     The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. The Corporation controls the credit risk on its forward commitments through credit approvals, limits and monitoring procedures.

     Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                                      CONTRACT
                                                                       AMOUNT
                                                                       ------
                                                                   (IN THOUSANDS)
                                                                 1996           1995
                                                                 ----           ----
Financial Instruments Whose Contract Amounts Represent
 Credit Risk:
   Commitments to originate loans..........................    $ 4,278       $10,445
   Unused lines of credit..................................     25,209        26,631
   Standby letters of credit...............................      1,179           135
   Unadvanced portions of construction loans...............     13,307         7,510
   Loans sold with recourse................................      2,504         2,799

Financial Instruments Whose Contract Amounts
 Exceed the Amount of Credit Risk:
   Forward commitments to sell loans.......................    $ 1,526       $ 2,721

     Commitments to originate loans, unused lines of credit, and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include single family houses, inventory, property, plant and equipment, and income-producing properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(11) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


involved in issuing letters of credit is essentially the same as that in extending loan facilities to customers.

     Forward commitments to sell loans are contracts which the Corporation enters into for the purpose of reducing the interest rate risk associated with originating loans for sale. In order to fulfill a forward commitment, the Corporation typically receives cash to be exchanged for the loans at a specified price at a future date agreed to by both parties. Risk may arise from the possible inability of the Corporation to deliver the loans specified on the commitment. Unrealized gains and losses on contracts used to hedge the Corporation's closed loans and pipeline of loans expected to close are considered in determining the lower of cost or market value of loans held for sale.

     A portion of the Bank's loans were sold with recourse in the event of default by the borrower. The remaining principal balance of loans sold with recourse in the event of default amounted to $2,504,000 and $2,799,000 at December 31, 1996 and 1995 respectively. These transactions were recorded as a sale of assets for financial reporting purposes.

     As a nonmember of the Federal Reserve System, the Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $1.2 million at December 31, 1996.

     There are no legal claims against the Corporation arising in the normal course of business at December 31, 1996.

(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY)

     The condensed information of Warren Bancorp, Inc. is as follows:

BALANCE SHEETS:                                                   AT DECEMBER 31,
---------------                                                   ---------------
                                                                 1996         1995
                                                                 ----         ----
                                                                   (IN THOUSANDS)
ASSETS
Cash.....................................................     $ 1,231     $    169
Investment in subsidiary.................................      33,233       31,087
Other assets.............................................         115          127
                                                              -------     --------
     Total assets........................................     $34,579      $31,383
                                                              =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses......................................     $   134      $   145
                                                              -------      -------
       Total liabilities.................................         134          145
Stockholders' equity.....................................      34,445       31,238
                                                              -------      -------
       Total liabilities and stockholders' equity........     $34,579      $31,383
                                                              =======      =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)


STATEMENTS OF OPERATIONS:                                           YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                 1996         1995         1994
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)
Income:
   Dividend income from subsidiary.......................     $ 3,850      $ 1,081      $     -
   Management fees.......................................          89          106          102
                                                              -------      -------      -------
          Total operating income.........................       3,939        1,187          102
Expenses:
    Other expenses.......................................        (102)        (106)        (102)
Equity in undistributed net income of subsidiary.........       2,772        4,301        1,601
                                                              -------      -------      -------
Net income...............................................     $ 6,609      $ 5,382      $ 1,601
                                                              =======      =======      =======


     The Parent Company statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three year period ended December 31, 1996 and therefore are not reprinted here.

STATEMENTS OF CASH FLOWS:                                           YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                 1996         1995         1994
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)

Cash flows from operating activities:
   Net income............................................     $ 6,609      $ 5,382      $ 1,601
   Equity in undistributed net income of Bank
      subsidiary.........................................      (2,772)      (4,301)      (1,601)
   (Increase) decrease in other assets...................          12         (122)           7
   Increase (decrease) in liabilities....................         (11)         147          (14)
                                                              -------      -------      -------
   Net cash provided by (used in) operating activities...       3,838        1,106           (7)
                                                              -------      -------      -------
Cash flows from investing activities:
   Capital contribution to subsidiary....................           -          (23)        (111)
                                                              -------      -------      -------
   Net cash used by investing activities                            -          (23)        (111)
                                                              -------      -------      -------
Cash flows from financing activities:
   Dividends paid........................................      (1,948)      (1,081)           -
   Purchase of treasury stock............................      (1,174)           -            -
   Issuance of common stock..............................         346          162          109
                                                              -------      -------      -------
Net cash provided by (used in) financing activities......      (2,776)        (919)         109
                                                              -------      -------      -------
Increase (decrease) in cash and cash equivalents.........       1,062          164           (9)
Cash and cash equivalents at beginning of year...........         169            5           14
                                                              -------      -------      -------
Cash and cash equivalents at end of year.................     $ 1,231      $   169      $     5
                                                              =======      =======      =======


                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



 (13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED 1996
                                                               -----------------------
                                            DECEMBER         SEPTEMBER         JUNE          MARCH
                                               31                30             30             31
                                           ----------        ----------        -----         ------
                                                     (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income...........      $6,939          $ 6,914          $6,956        $6,972
Interest expense.......................       2,887            2,386           2,819         2,927
                                             ------          -------          ------        ------
   Net interest income.................       4,052            4,078           4,137         4,045
Provision for (recovery of) loan losses          99             (141)             23           135
                                             ------          -------          ------        ------
   Net interest income after provision
     for loan losses...................       3,953            4,219           4,114         3,910
Non-interest income(1).................         412              563             561           638
Non-interest expense...................       2,711            2,382           2,298         2,402
                                             ------          -------          ------        ------
   Income before income taxes..........       1,654            2,400           2,377         2,146
Income tax expense (benefit)(2)........        (297)             821             927           517
                                             ------          -------          ------        ------
          Net income ..................      $1,951          $ 1,579          $1,450        $1,629
                                             ======          =======          ======        ======

Per common and common-equivalent share:

Net income ............................      $ 0.50          $  0.40          $ 0.37        $ 0.42
                                             ======          =======          ======        ======

-------------
(1) Non-interest income includes gains on sale of mortgage loans and mortgage servicing rights, net, of
$50,000, $132,000, $76,000 and $60,000 for the three months ended March 31, 1996, June 30, 1996,
September 30, 1996 and December 31, 1996, respectively. Gains on sales of investment securities, net, were
$201,000, $40,000 and $9,000 for the three months ended March 31, 1996, June 30, 1996 and
December 31, 1996, respectively. There were no gains or losses on sales of investment securities for the three months ended September 30, 1996.

(2)  Includes  income tax  benefits of $400,000  and  $760,000  for the three  months  ended March 31, 1996 and December 31, 1996, respectively.


                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)


                                                                THREE MONTHS ENDED 1995
                                                                -----------------------
                                              DECEMBER       SEPTEMBER         JUNE         MARCH
                                                 31              30             30           31
                                              --------       ---------         ----         -----
                                                   (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income.............       $7,043         $7,027         $6,996       $6,684
Interest expense.........................        3,038          3,010          2,922        2,638
                                                ------         ------         ------       ------
   Net interest income...................        4,005          4,017          4,074        4,046
Provision for (recovery of) loan losses..          (55)            (2)           (50)         (47)
                                                ------         ------         ------       ------
   Net interest income after provision
     for loan losses....................         4,060          4,019          4,124        4,093
Non-interest income  (1)................            95            614            794          546
Non-interest expense....................         2,890          2,472          2,935        2,706
                                                 -----         ------         ------        -----
   Income before income taxes...........         1,265          2,161          1,983        1,933
Income tax expense (benefit)............          (209)           719            726          724
                                                ------         ------         ------       ------
          Net income ...................        $1,474         $1,442         $1,257       $1,209
                                                ======         ======         ======       ======

Per common and common-equivalent share:

Net income .............................        $ 0.38         $ 0.37         $ 0.33       $ 0.32
                                                ======         ======         ======       ======

-------------
(1) Non-interest income includes gains on sale of mortgage loans and mortgage servicing rights, net, of $115,000, $302,000, $180,000 and $33,000 for the three months ended March 31, 1995,
June 30, 1995, September 30, 1995 and December 31, 1995, respectively. Gains on sales of investment securities, net, were $4,000 for the three months ended June 30, 1995 and losses on sales of investment securities, net, were $24,000 and $43,000 for the three months ended
September 30, 1995 and December 31, 1995, respectively. There were no gains or losses on sales of investment securities for the three months ended March 31, 1995. Also, a write-down of securities due to an other-than-temporary decline in value of $321,000 is included in the three months ended December 31, 1995.

     Quarterly results per common and common-equivalent share may not accumulate to annual amounts due to changes in common-equivalent shares during the year.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS


     The Corporation estimates the fair value of its financial instruments at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a portion of those financial instruments, fair value estimates are based on judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

CASH AND DUE FROM BANKS, ACCRUED INTEREST RECEIVABLE, ACCRUED INTEREST PAYABLE AND OTHER BORROWED FUNDS

     Cash and due from banks, accrued interest receivable, accrued interest payable, and other borrowed funds are short-term in nature and are not subject to material interest rate changes which would result in a fair value different from book value. In addition, an adjustment to fair value for credit risk is not considered necessary because of the current financial status of the various counterparties. The book value of these financial instruments is representative of their fair value.

INVESTMENT SECURITIES

     U.S. Treasury and Government Agency securities, mortgage-backed securities, money market funds, fixed income mutual funds and common and preferred stock are actively traded in a secondary market. Published investment securities market values are used as fair value for most of these securities. Refer to Note 2 for the market value of these securities. Stock in the Federal Home Loan Bank and the Mutual Savings Central Fund and advances to the Thrift Institution Fund for Economic Development are not traded in a secondary market. Based upon the characteristics of these securities, however, book value is a reasonable estimate of fair value. The fair value of stock in SBLI is based upon its most recent appraisal.

LOANS

     Fair value of loans is estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, commercial real estate, commercial, and consumer.

     The fair value of fixed-rate residential mortgage loans is primarily based upon secondary market rates for mortgage-backed securities consisting of mortgages similar in nature to the loans included in the Bank's residential mortgage loan portfolio. The fair value of all other types of loans is estimated by discounting contractual cash flows using estimated market discount rates which reflect the interest rate and credit risk inherent in the loans. The discount rate used in the fair value estimation reflects rates that are available to customers who meet the Bank's underwriting standards.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


     Management has made estimates of fair value of loans that it believes are reasonable. However, because there is no market for many of the types of loans, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale.

     The following table presents key characteristics of the loan portfolio and estimates of fair value at December 31, 1996 and 1995 (dollars in millions):

1996
----
                                                      AVERAGE
                                                      MATURITY
                                           BOOK           IN              FAIR
                                          VALUE       YEARS (1)          VALUE
                                          -----       ---------          -----
Residential real estate
 loans.............................     $ 65.8           1.8           $ 69.0

Loans held for sale................     $  3.0           0.1           $  3.0

Commercial real estate
 and commercial....................     $131.3           1.1           $132.2

Consumer loans.....................     $ 21.3           1.0           $ 20.9

1995
----
                                                      AVERAGE
                                                      MATURITY
                                           BOOK           IN              FAIR
                                          VALUE       YEARS (1)          VALUE
                                          -----       ---------          -----

Residential real estate
 loans.............................     $ 84.0           1.8           $ 85.6

Loans held for sale................     $  2.8           0.1           $  2.8

Commercial real estate
 and commercial....................     $106.0           0.9           $106.5

Consumer loans.....................     $ 22.1           1.3           $ 22.1

-----------------
(1) Average maturity represents the average cash flow period, which, in some instances, is different from the stated maturity. For adjustable-rate loans, average maturity represents repricing date.


                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


DEPOSIT LIABILITIES AND ESCROW DEPOSITS OF BORROWERS

     The fair value of deposits with no stated maturity such as savings deposits, non-interest deposits and escrow deposits of borrowers is equal to the book value of these accounts. The fair value of time deposits (including retirement time deposits) is based upon the discounted value of contractual cash flows. The discount rate has been estimated using the rates offered for deposits of a similar remaining maturity as of December 31, 1996 and 1995. Early withdrawal assumptions, based on the Bank's experience, do not materially affect the estimation of fair value.

     The book and estimated fair value of time deposits at December 31, 1996 was $137.3 million and $137.5 million, respectively. At December 31, 1995, the book and estimated fair value of time deposits was $132.7 million and $133.1 million, respectively.

FEDERAL HOME LOAN BANK ADVANCES

     The fair value of Federal Home Loan Bank advances is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates for advances of a similar remaining maturity as of December 31, 1996 and 1995. The book value and fair value of Federal Home Loan Bank advances as of December 31, 1996 was $2.7 million and $2.7 million, respectively. At December 31, 1995, the book value and fair value of Federal Home Loan Bank advances was $5.8 million and $5.8 million, respectively.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The fair value of the Corporation's commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Corporation's commitments to sell loans is based on current market prices. At December 31, 1996 and 1995, management has estimated the fair values of these financial instruments to be immaterial.

(15)  SUBSEQUENT EVENTS

     On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of its portfolio of loans serviced for others. The Corporation received net proceeds of $2.6 million. Certain assets and expenses totaling $1.1 million consisting mainly of capitalized mortgage-servicing rights and capitalized excess service fees, were charged against this gain resulting in a pre-tax profit of $1.5 million.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a)  (1) Financial Statements.  Included in Item 8.
         (a)  (2) Financial Statement Schedules.
                  Schedule I.   Indebtedness to related parties -- not applicable.
                  Schedule II.  Guarantee of securities of other issues -- not applicable.
                  Schedule XI.  Computation of Primary and Fully Diluted Earnings Per Share. (9)
         (a)  (3)  Exhibits
          3.1     -- Articles of Organization of Warren Bancorp, Inc. (7)
          3.2     -- By-laws of Warren Bancorp, Inc., (7)
          4.1     -- Form of Stock Certificate of Warren Bancorp, Inc. (8)
         10.1     -- Warren Bancorp, Inc. 1986 Incentive and Nonqualified Stock Option
                         Plan, as amended. (4)
         10.2     -- Severance Agreement between Warren Five Cents Savings Bank and Paul M. Peduto. (3)
         10.3     -- Severance Agreement between Warren Five Cents Savings Bank and Leo C. Donahue, Jr. (3)
         10.4     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Paul M. Peduto. (1)
         10.5     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Leo C. Donahue, Jr. (1)
         10.6     -- Beverly Savings Bank 1986 Incentive and Nonqualified Stock Option Plan, as amended. (2)
         10.7     -- Beverly Savings Bank 1986 Nonemployees Nonqualified Stock Option Plan, as amended (2)
         10.8     -- Severance Agreement between Warren Five Cents Savings Bank and John R. Putney. (3)
         10.9     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and John R. Putney. (3)
         10.10    -- Warren Bancorp, Inc. 1991 Incentive and Nonqualified Stock Option Plan. (5)
         10.11    -- Employment Agreement among Warren Bancorp, Inc., Warren Five Cents Savings Bank and George W. Phillips. (8)
         10.12    -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Daniel Miller (6)
         10.13    -- Severance Agreement between Warren Five Cents Savings Bank and  Daniel Miller (6)
         10.14    -- Warren Bancorp, Inc. 1995 Incentive and Nonqualified Stock Option Plan  (7)
         10.15    -- Executive Supplemental Retirement Agreement among Warren Bancorp, Inc.,
                         Warren Five Cents Savings Bank and George W. Phillips. (8)
         10.16    -- Split-Dollar Agreement between Warren Five Cents Savings Bank and George W.
                         Phillips  (8)
         21.1     -- List of Subsidiaries of Warren Bancorp, Inc. (9)
         23.1     -- Consent of Independent Auditors. (9)

         (b)  Reports on Form 8-K.  None.

-----------------
(1)  Previously filed as an exhibit to the Corporation's Registration Statement on Form S-4 filed with the
     Securities and Exchange Commission on March 15, 1988 and incorporated herein by reference.
(2)  Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the
     Securities and Exchange Commission on April 5, 1989 and incorporated herein by reference.
(3)  Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K with the Securities and
     Exchange Commission on March 31, 1990 and incorporated herein by reference.
(4)  Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991 and incorporated herein by reference.
(5)  Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1992 and incorporated herein by reference.
(6)  Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1995 and incorporated herein by reference.
(7)  Previously filed as an exhibit to the Corporation's  Current Report on Form 8-K filed with the
     Securities and Exchange Commission on May 9, 1995.
(8)  Previously filed as an exhibit to the Corporation's Current Report on Form 10-K filed with the
     Securities and Exchange Commission on March 31, 1996
(9)  Filed herewith.

--------------------------------------------------------------------------------
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly created this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on March 19, 1997.

                                        WARREN BANCORP, INC.

                                        By: /s/ STEPHEN G. KASNET
                                            ------------------------
                                                STEPHEN G. KASNET
                                              CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

        NAME                                   TITLE                        DATE
        ----                                   -----                        ----
/s/ GEORGE W. PHILLIPS             President and Chief Executive       March 19, 1997
-------------------------------    Officer; Director (Principal
    GEORGE W. PHILLIPS             Executive Officer)


/s/ PAUL M. PEDUTO                 Treasurer; Director (Principal      March 19, 1997
-------------------------------    Financial Officer and Principal
    PAUL M. PEDUTO                 Accounting Officer)


/s/ PETER V. BENT                  Director                            March 19, 1997
-------------------------------
    PETER V. BENT

/s/ STEPHEN J. CONNOLLY, IV        Director                            March 19, 1997
-------------------------------
    STEPHEN J. CONNOLLY, IV

/s/ FRANCIS L. CONWAY              Director                            March 19, 1997
-------------------------------
     FRANCIS L. CONWAY

/s/ PAUL J. CURTIN                 Director                            March 19, 1997
-------------------------------
    PAUL J. CURTIN

/s/ ROBERT R. FANNING, JR.         Director                            March 19, 1997
-------------------------------
    ROBERT R. FANNING, JR.

                                   Director
-------------------------------
   ARTHUR E. HOLDEN, JR.

/s/ STEPHEN R. HOWE                Director                            March 19, 1997
-------------------------------
    STEPHEN R. HOWE

/s/ JOHN C. JEFFERS                Director                            March 19, 1997
-------------------------------
    JOHN C. JEFFERS

/s/ STEPHEN G. KASNET              Director                            March 19, 1997
-------------------------------
    STEPHEN G. KASNET

/s/ LINDA LERNER                   Director                            March 19, 1997
-------------------------------
    LINDA LERNER

/s/ ARTHUR E. MCCARTHY             Director                            March 19, 1997
-------------------------------
    ARTHUR E. MCCARTHY

/s/ ARTHUR J. PAPPATHANASI         Director                            March 19, 1997
-------------------------------
    ARTHUR J. PAPPATHANASI

/s/ JOHN D. SMIDT                  Director                            March 19, 1997
-------------------------------
    JOHN D. SMIDT

/s/ JOHN H. WOMACK                 Director                            March 19, 1997
-------------------------------
    JOHN H. WOMACK


                                                         SHAREHOLDER INFORMATION
--------------------------------------------------------------------------------
ANNUAL MEETING
The Annual Meeting of Shareholders of Warren Bancorp, Inc. will be held at the King's Grant Inn, Route 128, Danvers, Massachusetts, on Wednesday, May 7, 1997, at 10:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, is being mailed to shareholders with this annual report.

--------------------------------------------------------------------------------
FORM 10-K AND OTHER REPORTS
Additional copies of this Annual Report to Shareholders, which contains the Corporation's annual report to the Securities and Exchange Commission on Form 10-K (without exhibits), a copy of the exhibits to the Annual Report on Form 10-K and copies of quarterly reports may be obtained without charge by writing:
Warren Bancorp, Inc., Shareholder Relations, 10 Main Street, Post Office Box 6159, Peabody, Massachusetts 01960.

--------------------------------------------------------------------------------

SHAREHOLDER INFORMATION
SHAREHOLDER RELATIONS                TRANSFER AGENT & REGISTRAR           INDEPENDENT AUDITORS
Paul M. Peduto, Treasurer            The First National Bank of Boston    KPMG Peat Marwick LLP
Warren Bancorp, Inc.                 c/o Boston EquiServe, L.P.           99 High Street
10 Main Street                       Investor Relations                   Boston,
Post Office Box 6159                 Mail Stop 45-02-64                   Massachusetts  02110
Peabody, Massachusetts  01960        Post Office Box 644
(508) 531-7400                       Boston, Massachusetts 02102-0644

--------------------------------------------------------------------------------
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER
The Corporation's common stock is traded over the counter and is quoted in the NASDAQ National Market System under the symbol WRNB. The following table sets forth the high and low closing prices for the common stock of the Corporation during the two-year period ended December 31, 1996. All prices set forth below are based upon information provided by NASDAQ.

                                           COMMON STOCK
                                           ------------
                                         HIGH         LOW
                                         ----         ---
         1996     1st Quarter......... $11.25       $10.25
                  2nd Quarter.........  13.50        10.50
                  3rd Quarter.........  13.50        11.88
                  4th Quarter.........  17.00        12.75

         1995     1st Quarter.........  $8.50        $7.00
                  2nd Quarter.........   8.75         7.63
                  3rd Quarter.........  11.25         8.00
                  4th Quarter.........  11.25         9.75

As of March 10, 1997, the Corporation had approximately 711 stockholders of record who held 3,685,587 shares of common stock. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee name through various brokerage firms or other entities.

--------------------------------------------------------------------------------


     Dividends were paid by the Corporation during 1996 and 1995 as follows:

                                                       PAYMENT          DIVIDEND
                                                         DATE          PER SHARE
                                                         ----          ---------

     1996         1st Quarter..............        February 21, 1996       $.10
                  2nd Quarter*.............        May 14, 1996             .21
                  3rd Quarter..............        August 13, 1996          .11
                  4th Quarter..............        November 13, 1996        .11

                  *   Includes special dividend of $.10 per share.


     1995         1st Quarter..............                  -             $  -
                  2nd Quarter..............        May 23, 1995             .10
                  3rd Quarter..............        August 15, 1995          .10
                  4th Quarter..............        November 14, 1995        .10

CORPORATE INFORMATION

WARREN BANCORP, INC. AND WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 10, 1997
================================================================================
DIRECTORS                                                                         PRINCIPAL OFFICERS
PETER V. BENT #                     LINDA LERNER #+                               WARREN BANCORP, INC.
Owner/Manager                       Retired
Brown's Yacht Yard                                                                STEPHEN G. KASNET
                                    ARTHUR E. MCCARTHY *o                         Chairman of the Board
STEPHEN J. CONNOLLY, IV o+          Vice President &
President,                          Managing Director,                            GEORGE W. PHILLIPS
Connolly Brothers, Inc.             Tucker Anthony, Inc.                          President and
Construction Company                                                              Chief Executive Officer
                                    ARTHUR J. PAPPATHANASI #
FRANCIS L. CONWAY #                 President &                                   PAUL M. PEDUTO
President & Treasurer,              Chief Executive Officer                       Treasurer
F.L. Conway & Sons, Inc.            West Lynn Creamery, Inc. and
                                    Richdale Dairy Stores, Inc.                   SUSAN G. OUELLETTE
PAUL J. CURTIN *o+                                                                Clerk
Certified Public Accountant         PAUL M. PEDUTO
                                    Treasurer,                                    WARREN FIVE CENTS SAVINGS BANK
ROBERT R. FANNING, JR. #*o          Warren Bancorp, Inc., and
President &                         Executive Vice President,                     STEPHEN G. KASNET
Chief Executive Officer             Chief Financial Officer and Treasurer,        Chairman of the Board
Northeast Health                    Warren Five Cents Savings Bank
Systems, Inc. and                                                                 GEORGE W. PHILLIPS
Beverly Hospital Corporation        GEORGE W. PHILLIPS                            President  and
                                    President &                                   Chief Executive officer
ARTHUR E. HOLDEN, JR. *o            Chief Executive Officer,
President                           Warren Bancorp, Inc. and                      PAUL M. PEDUTO
Holden Oil, Inc. and                Warren Five Cents Savings Bank                Executive Vice President,
Holden Bottled Gas, Inc.                                                          Chief Financial Officer and Treasurer
                                    JOHN D. SMIDT +
STEPHEN R. HOWE +#                  President & Treasurer                         LEO C. DONAHUE, JR.
Certified Public Accountant         John Smidt Co., Inc.                          Senior Vice President for
                                                                                  Personal Banking
JOHN C. JEFFERS #+                  JOHN H. WOMACK +
Vice President                      President                                     JOHN R. PUTNEY
Jeffers Millwork                    JJS Services, Inc.                            Senior Vice President for
                                                                                  Corporate Banking and
STEPHEN G. KASNET*o+                                                              Senior Lending Officer
President
Pioneer Real Estate Advisors                                                      SUSAN G. OUELLETTE
Pioneer Group                                                                     Clerk
Chairman of the Board,
Warren Bancorp, Inc. and
Warren Five Cents Savings Bank


* Executive Committee
# Finance, Audit and Compliance Committee
o Nominating Committee
+ Loan Committee (Warren Five Cents Savings Bank)


--------------------------------------------------------------------------------

WARREN FIVE CENTS SAVINGS BANK


SENIOR VICE PRESIDENT

MARK J. TERRY

VICE PRESIDENTS                                   OFFICERS

JEFFREY O. BREWER                                 PATRICIA A. ACQUAVIVA
KAREN A. BYERS                                    WILLIAM H. ANDERSON
NANCY A. CAVANAUGH                                LYDIA H. ATWOOD
KERIN E. DEEDY                                    CAROL M. BRUNTON
KENNETH R. DILLON                                 NANCY B. CLAY
COLLEEN  GOLDEN                                   KAREN M. CORNING
MARY C. HELMING                                   BARBARA J. DEDONATO
BARBARA L. KELLY                                  PATRICIA R. DiGIOVANNI
SUZANNA R. LEVINE                                 MARGARET L. HAPGOOD
MITCHELL MARCUS                                   ELEANOR M. MANNING
ARTHUR T. McCARTHY                                JODI B. NEWBURY
                                                  SHERRY M. O'CONNELL
ASSISTANT VICE PRESIDENTS                         LINDA A. PALMER
                                                  CHERYL L. PRESTON
MEGAN T. CARLTON                                  ROGER W. PRESTON
RUTH M. DAY                                       SUSAN S. SHORTSLEEVE
CYNTHIA J. GOLDSMITH
KAREN A. GRINDROD
CYNTHIA J. HICKEY
LINDA N. HURLEY
WILLIAM J. KELL
MARIA C. LIMA
PAUL A. NUCCIO
JEROME J. SALERNO
JOAN C. WILLIAMS


                                 EXHIBIT (a) (2)

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                                   SCHEDULE XI


Computation of Primary and Fully Diluted Earnings Per Share for the year ended
December 31, 1996, 1995 and 1994:

                                                          1996         1995         1994
                                                          ----         ----         ----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
Net Income                                          $    6,609   $    5,382   $    1,601

PRIMARY:

Shares:

Weighted-average number of common
   shares outstanding                                3,670,778    3,584,858    3,532,200

Dilutive effect of outstanding stock options           278,144      284,861      239,406
                                                    ----------   ----------   ----------

Weighted-average number of common
   and common equivalent shares                      3,948,922    3,869,719    3,771,606
                                                    ==========   ==========   ==========

Earnings per common and common
   equivalent share                                 $     1.67   $     1.39   $     0.42

ASSUMING FULL DILUTION:

Shares:

Weighted-average number of common
   shares outstanding                                3,670,778    3,584,858    3,532,200

Fully diluted effect of outstanding stock options      278,144      284,861      239,406
                                                    ----------   ----------   ----------

Weighted-average number of common
   and common equivalent shares                      3,948,922    3,869,719    3,771,606
                                                    ==========   ==========   ==========

Earnings per common and common
   equivalent share                                 $     1.67   $     1.39   $     0.42

