Form 10-Q
period 1997-03-31
WARREN BANCORP INC
filed 1997-05-13
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended March 31, 1997 or
                              --------------

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at May 7, 1997
--------------------------------------              --------------------------
Common Stock, par value $.10 per share                      3,746,847

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     MARCH 31,    DECEMBER 31,
                                                                                                       1997          1996
                                                                                                       ----          ----
                                                                                                    (UNAUDITED)
                             ASSETS

Cash and due from banks (non-interest bearing) .................................................     $  5,880      $  5,855
Money market funds and overnight investments ...................................................        6,933         6,733
Investment and mortgage-backed securities available for sale  (amortized cost of $108,432
   at March 31, 1997 and $103,802 at December 31, 1996) ........................................      109,327       104,937
Other investments (market value of $6,715 at March 31, 1997 and $6,918 at
   December 31, 1996) ..........................................................................        6,475         6,678
Loans held for sale ............................................................................          367         3,003
Loans ..........................................................................................      223,950       222,846
Allowance for loan losses ......................................................................       (4,066)       (4,533)
                                                                                                     --------      --------
   Net loans ...................................................................................      219,884       218,313
Banking premises and equipment, net ............................................................        4,572         4,604
Accrued interest receivable ....................................................................        2,739         2,660
Real estate acquired by foreclosure ............................................................        1,507         2,230
Other assets ...................................................................................        3,589         3,941
                                                                                                     --------      --------

   Total assets ................................................................................     $361,273      $358,954
                                                                                                     ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ....................................................................................     $318,255      $316,366
   Borrowed funds ..............................................................................        2,060         4,927
   Escrow deposits of borrowers ................................................................        1,137         1,108
   Accrued interest payable ....................................................................          613           632
   Accrued expenses and other liabilities ......................................................        2,726         1,476
                                                                                                     --------      --------

     Total liabilities .........................................................................      324,791       324,509
                                                                                                     --------      --------


Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none .............................................................           --            --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,788,907 shares at March 31, 1997 and 3,759,567 shares at
     December 31, 1996; Outstanding - 3,690,907 shares at March 31, 1997 and
     3,661,567 shares at December 31, 1996 .....................................................          379           376
   Additional paid-in capital ..................................................................       34,373        34,245
   Retained earnings ...........................................................................        2,320           260
   Treasury stock, at cost, 98,000 shares at March 31, 1997 and December 31, 1996...............       (1,174)       (1,174)
                                                                                                     --------      --------
                                                                                                       35,898        33,707
   Unrealized gain on marketable securities available for sale, net ............................          584           738
                                                                                                     --------      --------

      Total stockholders' equity ...............................................................       36,482        34,445
                                                                                                     --------      --------

      Total liabilities and stockholders' equity ...............................................     $361,273      $358,954
                                                                                                     ========      ========





          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ----------------------
                                                                      1997              1996
                                                                      ----              ----
                                                                            (Unaudited)
                                                            (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans ......................................          $ 5,067           $ 4,972
   Interest and dividends on investments ..................            1,102             1,137
   Interest on mortgage-backed securities .................              752               863
                                                                     -------           -------
      Total interest and dividend income ..................            6,921             6,972
                                                                     -------           -------

Interest expense:
   Interest on deposits ...................................            2,755             2,814
   Interest on borrowed funds .............................               52               113
                                                                     -------           -------
      Total interest expense ..............................            2,807             2,927
                                                                     -------           -------

      Net interest income .................................            4,114             4,045
Provision for (recovery of) loan losses ...................              (40)              135
                                                                     -------           -------
      Net interest income after provision for (recovery of)
         loan losses ......................................            4,154             3,910
                                                                     -------           -------

Non-interest income:
   Loan servicing fees ....................................              120               145
   Customer service fees ..................................              216               242
   Gains on sales of investment securities, net ...........               99               201
   Gains on sales of mortgage loans .......................               65                50
   Gain on sale of mortgage-servicing rights ..............            1,462                 0
   Other ..................................................                4                 0
                                                                     -------           -------

      Total non-interest income ...........................            1,966               638
                                                                     -------           -------

      Income before non-interest expense and income taxes .            6,120             4,548
                                                                     -------           -------

Non-interest expense:
   Salaries and employee benefits .........................            1,480             1,393
   Office occupancy and equipment .........................              288               281
   Professional services ..................................               84               109
   Marketing ..............................................               38                13
   Real estate operations .................................              343                50
   Outside data processing expense ........................              112               121
   Other ..................................................              403               435
                                                                     -------           -------
      Total non-interest expenses .........................            2,748             2,402
                                                                     -------           -------


       Income before income taxes .........................            3,372             2,146
 Income tax expense .......................................              908               517
                                                                     -------           -------

     Net income ...........................................          $ 2,464           $ 1,629
                                                                     =======           =======

     Net income per common and common-equivalent share ....          $  0.62           $  0.42
                                                                     =======           =======



          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1997


                                                                                  UNREALIZED
                                                                                 GAIN (LOSS) ON
                                                                     RETAINED     MARKETABLE
                                                       ADDITIONAL    EARNINGS     SECURITIES
                                             COMMON     PAID-IN    (ACCUMULATED  AVAILABLE FOR   TREASURY
                                              STOCK     CAPITAL      DEFICIT)      SALE, NET       STOCK       TOTAL
                                              -----     -------      --------      ---------       -----       -----

                                                                         (Unaudited)
                                                                    (Dollars in thousands)

Balance at December 31, 1995 .............     $364     $33,911      ($4,401)       $1,364      $     --      $31,238

   Net income ............................       --          --        1,629            --            --        1,629

   Dividend paid .........................       --          --         (370)           --            --         (370)

   Change in unrealized gain
    on marketable securities
    available for sale, net ..............       --          --           --          (903)           --         (903)

    Issuance of 80,265 shares for exercise
    of options ...........................        6         168           --            --            --          174
                                               ----     -------     --------        ------      --------      -------

Balance at March 31, 1996 ................      370      34,079       (3,142)          461            --       31,768

   Net income ............................       --          --        4,980            --            --        4,980

   Dividends paid ........................       --          --       (1,578)           --            --       (1,578)

   Purchase of treasury stock (98,000
     shares) .............................       --          --           --            --        (1,174)      (1,174)

   Change in unrealized gain
    on marketable securities
    available for sale, net ..............       --          --           --           277            --          277

    Issuance of 41,760 shares for exercise
    of options ...........................        6         166           --            --            --          172
                                               ----     -------     --------        ------      --------      -------

Balance at December 31, 1996 .............      376      34,245          260           738        (1,174)      34,445

   Net income ............................       --          --        2,464            --            --        2,464

    Issuance of 29,340 shares for exercise
    of options ...........................        3         128           --            --            --          131

   Dividend paid .........................       --          --         (404)           --            --         (404)

   Change in unrealized gain
     on marketable securities
     available for sale, net .............       --          --           --          (154)           --         (154)
                                               ----     -------     --------        ------      --------      -------

Balance at March 31, 1997 ................     $379     $34,373     $  2,320        $  584       ($1,174)     $36,482
                                               ====     =======     ========        ======      ========      =======




           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------

                                                                                1997          1996
                                                                                ----          ----

                                                                                 (In thousands)
                                                                                   (Unaudited)
Cash flows from operating activities:
   Net Income ..........................................................     $  2,464      $  1,629

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses ...........................          (40)          135
     Depreciation and amortization .....................................          148           135
     Deferred income taxes expense (benefit) ...........................         (208)          641
     Amortization (accretion) of premiums, fees and discounts ..........           46           (51)
     (Gains) on sales of investment securities .........................          (99)         (201)
     (Gains) on sales of mortgage loans ................................          (65)          (50)
     Provision for losses on real estate acquired by foreclosure .......          203            20
     (Gains) on sale of real estate acquired by foreclosure ............           (2)          (18)
     (Increase) decrease in loans held for sale ........................        2,636           645
     Decrease (increase) in accrued interest receivable ................          (79)          267
     (Increase) decrease in other assets ...............................          645        (1,034)
     Decrease in accrued interest payable ..............................          (19)          (28)
     Increase in other liabilities and escrow deposits .................        1,279            67
                                                                             --------      --------

         Net cash provided by operating activities .....................        6,909         2,157
                                                                             --------      --------

Cash flows from investing activities:
   Net (increase) in money market funds and overnight investments ......         (200)       (6,620)
   Purchase of investment securities ...................................      (17,966)      (17,650)
   Proceeds from sales of investment securities available for sale .....        1,100        10,360
   Proceeds from maturities of investment securities ...................       10,953         6,500
   Purchase of mortgage-backed securities ..............................           --        (1,911)
   Proceeds from sales of real estate acquired by foreclosure ..........          549           209
   Proceeds from payments of mortgage-backed securities ................        1,540         3,853
   Net decrease (increase) in loans ....................................       (1,429)        5,087
   Purchases of premises and equipment .................................         (180)          (37)
                                                                             --------      --------

      Net cash used by investing activities ............................     ($ 5,633)     ($   209)
                                                                             --------      --------


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------

                                                                              1997          1996
                                                                              ----          ----

                                                                                 (In thousands)
                                                                                   (Unaudited)
Cash flows from financing activities:
  Net increase in deposits..............................................     $ 1,889       $ 1,770
  Proceeds from Federal Home Loan Bank advances.........................         630           403
  Principal payments on Federal Home Loan Bank advances.................      (2,630)       (3,605)
  Net (decrease) in other borrowed funds................................        (867)         (109)
  Dividends paid........................................................        (404)         (370)
  Proceeds from issuance of common stock................................         131           174
                                                                             -------       -------
     Net cash provided by (used in) financing activities................      (1,251)       (1,737)
                                                                             -------       -------
  Net increase (decrease) in cash and due from banks....................          25           211
  Cash and due from banks at beginning of period........................       5,855         8,869
                                                                             -------       -------
  Cash and due from banks at end of period..............................     $ 5,880       $ 9,080
                                                                             =======       =======
  Cash paid during the period for:
     Interest...........................................................     $ 2,826       $ 2,995
     Income taxes.......................................................     $    50       $   547

  Supplemental noncash investing and financing activities:

     Real estate foreclosures...........................................     $    27       $     5

    Decrease in unrealized gain on investment and mortgage-backed
     securities available for sale, net of estimated income taxes.......     $  (154)      $  (903)




        See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 1996. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Certain amounts have been reclassified to conform with the 1997 presentation.


EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings-per-share data are based upon the average daily number of shares and share equivalents (options) outstanding, which was 3,953,000 for the quarter ended March 31, 1997 and for the quarter ended March 31, 1996 was 3,880,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Form 10-Q constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "plan," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Corporation and may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

     Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Form 10-Q.

GENERAL

     Warren Bancorp, Inc.'s (the "Corporation") operating results for the three months ended March 31, 1997 (the "1997 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 1997 quarter primarily due to a gain from the sale of rights to service residential mortgage loans. On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of its portfolio of loans serviced for others. The Corporation received net proceeds of $2.6 million. Certain assets and expenses totaling $1.1 million consisting mainly of capitalized mortgage-servicing rights and capitalized excess service fees, were charged against this gain resulting in a pre-tax profit of $1.5 million. Please see "Loans and Loans Held-For-Sale," "Other Assets" and "Non-Interest Income" under "Results of Operations for the Three-Months Ended March 31, 1997," for further discussion on this item.

     Real estate acquired by foreclosure decreased by $723,000 to $1.5 million at March 31, 1997 from December 31, 1996. Nonperforming loans decreased by $345,000 to $2.7 million during the 1997 quarter. Management continues to monitor these non-performing asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

SUBSEQUENT EVENTS

     On April 17, 1997, the Corporation declared an increase in the quarterly dividend to 13 cents ($.13) per share from 11 cents ($.11) per share and a special dividend of 37 cents ($.37) per share. Both are payable May 13, 1997 to stockholders of record on April 28, 1997.

     In addition, the Corporation announced that George W. Phillips, President and Chief Executive Officer, will retire at the end of 1997. He will continue as a Director of the Corporation and serve as Chairman of a newly established Strategic Planning Committee of the Board. John R. Putney has been selected as Mr. Phillips' successor. Mr. Putney has been with the Bank since September, 1988 and is currently the senior executive responsible for all Corporate Banking services. It is anticipated that Mr. Putney would be elected President and Chief Executive Officer of the Corporation and the Bank as of January 1, 1998.

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

     The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 1997. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months.

INTEREST-RATE SENSITIVITY POSITION
                                                                       MARCH 31, 1997
                                                                       --------------
                                               0-3           3-6            6-12           1-5         OVER 5
                                             MONTHS         MONTHS         MONTHS         YEARS        YEARS
                                             ------         ------         ------         -----        -----

                                                                    (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................     $ 27,271       $  9,246       $ 17,933       $24,816      $    --
Loans held for sale ...................          367             --             --            --           --
Adjustable-rate loans .................       75,583         33,855         46,728        36,834           --
Fixed-rate loans ......................        3,226          2,287          3,937        10,798        8,589
Mortgage-backed securities ............        6,285          6,547         11,267        10,954        5,635
                                            --------       --------       --------       -------      -------
   Total interest sensitive assets ....      112,732         51,935         79,865        83,402       14,224
                                            --------       --------       --------       -------      -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................       12,294         12,294             --            --           --
Time deposits .........................       34,157         31,668         39,195        32,933           29
Other deposits (A) ....................       68,083         68,082            223            --           --
Borrowings ............................        1,389             --             --            14          657
                                            --------       --------       --------       -------      -------
   Total interest sensitive liabilities      115,923        112,044         39,418        32,947          686
                                            --------       --------       --------       -------      -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................     $ (3,191)      $(60,109)      $ 40,447       $50,455      $13,538
                                            ========       ========       ========       =======      =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities      $ (3,191)      $(63,300)      $(22,853)      $27,602      $41,140
                                            ========       ========       ========       =======      =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......         97.3%          72.2%          91.5%        109.2%       113.7%
                                            ========       ========       ========       =======      =======

Cumulative excess (deficiency) as a
 percentage of total assets ...........         (0.9)%        (17.5)%         (6.3)%         7.6%        11.4%
                                            ========       ========       ========       =======      =======
---------

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 1997 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $715,000 at March 31, 1997.

     During 1997, the primary sources of liquidity were $7.2 million in loan sales, proceeds from sale of investments of $1.1 million, proceeds from maturities of investment securities of $11.0 million, proceeds from paydowns of mortgage-backed securities of $1.5 million, and $2.6 million from the sale of rights to service residential mortgage loans. Primary uses of funds were $16.2 million in residential, commercial real estate and commercial loan originations, $18.0 million to purchase investment securities and $2.0 million to paydown Federal Home Loan Bank advances. At March 31, 1997, the Bank had $6.9 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. As noted under "Subsequent Events" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Corporation recently declared two dividends which will be funded by dividends paid by the Bank to the Corporation. Dividends paid by the Corporation is the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 1997:


     Within One Year                                                                                   (IN THOUSANDS)
     ---------------
                  Less than 3 months....................................................                  $ 2,869
                  3 to 6 months.........................................................                    6,392
                  6 to 12 months........................................................                    3,857
                                                                                                          -------
                                                                                                           13,118
                  More than 12 months...................................................                    3,876
                                                                                                          -------
                                                                                                          $16,994
                                                                                                          =======

CAPITAL ADEQUACY

     Total stockholders' equity at March 31, 1997 was $36.5 million, an increase of $2.1 million from $34.4 million at the end of 1996. Included in stockholders' equity at March 31, 1997 is an unrealized gain on marketable securities available for sale, which increased stockholders' equity, of $584,000 as compared to an unrealized gain at December 31, 1996 of $738,000. This unfavorable change in the market value of marketable securities available for sale was due mainly to increased interest rates during the 1997 period. Future interest-rate increases could further reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.10% at March 31, 1997 compared to 9.60% at December 31, 1996.

     At March 31, 1997, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on marketable equity securities as a reduction of Tier I capital. At March 31, 1997, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $584,000, of which the unrealized loss on marketable equity securities was zero.

     The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 1997, the FRB leverage capital ratio was 10.02% compared to 9.48% at December 31, 1996.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 1997, the Bank's leverage capital ratio, under FDIC guidelines, was 9.76% compared to 9.14% at December 31, 1996.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 15.43% and 15.07%, respectively, at March 31, 1997 compared to 14.72% and 14.28% at December 31, 1996, thus exceeding their risk-based capital requirements.

     As of March 31, 1997, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 15.07%, 13.82%, and 9.76%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $361.3 million at March 31, 1997 from $359.0 million at December 31, 1996. Increases occurred in investments available for sale and commercial construction loans and were partially offset by decreases in residential mortgage loans and real estate acquired by foreclosure and from the elimination of certain assets related to the sale of the rights to service residential mortgage loans consisting mainly of capitalized mortgage-servicing rights and capitalized excess servicing fees.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of overnight investments, investment and mortgage-backed securities available for sale, and other investments, increased to $122.7 million at March 31, 1997 from $118.3 million at December 31, 1996. A majority of this increase was from the purchases of U.S. Treasury and U.S. Government Agency obligations and corporate notes. Mortgage-backed securities decreased to $40.8 million at March 31, 1997 from $42.7 million at December 31, 1996. The market value of these investments decreased during 1997 due mainly to the increase in interest rates from December 31, 1996. Further increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 1997 ARE AS FOLLOWS:


                                                      GROSS       GROSS
                                        AMORTIZED   UNREALIZED  UNREALIZED     MARKET
                                          COST        GAINS       LOSSES       VALUE
                                          ----        -----       ------       -----
                                                         (IN THOUSANDS)

OVERNIGHT

Money market funds .................     $    133     $   --      $  --      $    133
Federal funds sold .................        6,800         --         --         6,800
                                         --------     ------      -----      --------
                                            6,933         --         --         6,933
                                         --------     ------      -----      --------
AVAILABLE-FOR-SALE

Fixed income mutual funds ..........       18,990        369         --        19,359
FNMA mortgage-backed securities ....       26,098        807         (1)       26,904
GNMA mortgage-backed securities ....       14,590         --       (658)       13,932
U.S. Government and related
 obligations .......................       28,731          2        (89)       28,644
Corporate notes ....................       13,082          1        (30)       13,053
Common stock warrants ..............           21         25         --            46
Preferred stock ....................        6,920        469         --         7,389
                                         --------     ------      -----      --------
                                          108,432      1,673       (778)      109,327
                                         --------     ------      -----      --------

OTHER

Foreign government bonds and
  notes ............................          500         --         --           500
Stock in Federal Home Loan Bank
  of Boston ........................        4,110         --         --         4,110
Stock in Mutual Savings Central
  Fund, Inc. .......................          108         --         --           108
Advances to Thrift Institution Fund
  for Economic Development .........          181         --         --           181
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........        1,576        240         --         1,816
                                         --------     ------      -----      --------
                                            6,475        240          0         6,715
                                         --------     ------      -----      --------
                                         $121,840     $1,913      $(778)     $122,975
                                         ========     ======      =====      ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale decreased by $1.5 million during the 1997 quarter to $224.3 million at March 31,1997. This decrease is primarily the result of the sale of the residential mortgage loans held for sale at December 31, 1996, paydowns and payoffs of residential mortgage loans, offset by increases in commercial construction loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of March 31, 1997 and December 31, 1996 (in thousands):

                                                          MARCH 31, 1997               DECEMBER 31, 1996
                                                          --------------               -----------------

Residential mortgages................................        $ 63,767                      $ 66,654
Commercial real estate...............................         106,650                       107,428
Commercial construction .............................          16,573                        10,742
Commercial loans.....................................          15,770                        16,458
Consumer loans.......................................          21,190                        21,564
                                                             --------                      --------
                                                             $223,950                      $222,846
                                                             ========                      ========

     Residential mortgage loan originations during the 1997 quarter were $7.0 million compared to $9.6 million in the 1996 quarter. The Corporation originated $3.8 million in fixed-rate loans during the 1997 quarter compared to $7.0 million during the 1996 quarter. Adjustable-rate loans totaling $3.2 million were originated during the 1997 quarter compared to $2.6 million during the 1996 quarter. The Corporation sold loans totaling $7.2 million during the 1997 quarter compared to $9.4 million sold in the 1996 quarter. At March 31, 1997, the Corporation held $367,000 of fixed rate residential mortgage loans for sale compared to $3.0 million at December 31, 1996.

     On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. In the future, the Corporation intends to sell servicing released all residential fixed-rate mortgage loans it originates and it will continue to service the loans it owns.

CREDIT QUALITY

IMPAIRED LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 1997 there were six loans considered impaired and accruing totaling $1.5 million compared to six loans considered impaired and accruing totaling $1.4 million at December 31, 1996.

NONPERFORMING LOANS

     Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status were $2.4 million at March 31, 1997 compared to $2.7 million at December 31, 1996. Included in nonperforming loans are five loans considered impaired and nonaccruing in the amount of $1.5 million at March 31, 1997 as compared to six loans considered impaired and nonaccruing totaling $1.9 million at December 31, 1996. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at:

                                                                            MARCH 31, 1997             DECEMBER 31, 1996
                                                                            --------------             -----------------
                                                                                      (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears..............................           $  254                     $    0
Nonaccrual loans.......................................................            2,113                      2,712
                                                                                  ------                     ------
Total nonperforming loans..............................................           $2,367                     $2,712
                                                                                  ======                     ======
Percentage of nonperforming loans to:
Total loans............................................................             1.06%                      1.22%
                                                                                  ======                     ======
Total assets...........................................................             0.66%                      0.76%
                                                                                  =======                    ======

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $1.5 million at March 31, 1997 compared to $2.2 million at December 31, 1996. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the net carrying value or fair value of the property less estimated cost of disposition. These properties consist mainly of land and single family and multi-family dwellings.

     The Corporation had a provision for losses of $201,000 on real estate acquired by foreclosure, net of gains on sale, in the 1997 quarter compared to a loss of $2,000 in the 1996 quarter. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

     Changes in the allowance for losses on real estate acquired by foreclosure for the three months ended March 31, 1997 are as follows:


                                                            (IN THOUSANDS)
     Balance at December 31, 1996......................          $160
     Provision charged to expense......................           203
     Net charge-offs...................................             0
                                                                 ----
     Balance at March 31, 1997.........................          $363
                                                                 ====

     Gains on sale and recoveries on real estate acquired by foreclosure were $2,000 in the 1997 quarter.

     In summary, nonperforming assets are as follows (in thousands):

                                                                            MARCH 31, 1997             DECEMBER 31, 1996
                                                                            --------------             -----------------

Nonperforming loans....................................................           $2,367                     $2,712
Real estate acquired by foreclosure....................................            1,507                      2,230
                                                                                   -----                      -----
Total nonperforming assets.............................................           $3,874                     $4,942
                                                                                   =====                      =====

Total nonperforming assets as a
   percentage of total assets..........................................             1.1%                       1.4%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses was $4.1 million at March 31, 1997 and $4.5 million at December 31, 1996. The following table presents the activity in the allowance for loan losses for the three months ended March 31, 1997 (dollars in thousands):

Balance at beginning of period .............................     $4,533
                                                                 ------

Losses charged to the allowance:
    Residential mortgage ...................................        179
    Commercial mortgage and construction ...................        292
    Commercial loans .......................................          -
    Consumer loans .........................................          -
                                                                 ------
                                                                    471
                                                                 ------

Loan recoveries:
    Residential mortgage ...................................         32
    Commercial mortgage and construction ...................          9
    Commercial loans .......................................          1
    Consumer loans .........................................          2
                                                                 ------
                                                                     44
                                                                 ------

Net charge-offs ............................................       (427)
                                                                 ------

Provision for (recovery of) loan losses (credited) to income        (40)
                                                                 ------
Balance at end of period ...................................     $4,066
                                                                 ======

Allowance to total loans at end of period ..................       1.82%
                                                                 ======

Allowance to nonperforming loans at end of period ..........      171.8%
                                                                 ======

Allocation of ending balance:
    Residential mortgage ...................................     $  666
    Commercial mortgage and construction ...................      2,921
    Commercial loans .......................................        185
    Consumer loans .........................................        294
                                                                 ------
                                                                 $4,066

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $3.0 million of impaired loans, of which $1.5 million is measured using the present value method and $1.5 million using the fair value method, is $835,000.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 1997, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at March 31, 1997 and December 31, 1996 are $1.3 million and $980,000, respectively, of deferred income taxes receivable. Also included in other assets was a current income tax receivable of none at March 31, 1997 compared to $278,000 at December 31, 1996. In addition, a prepaid pension asset of $960,000 at March 31, 1997 and $864,000 at December 31, 1996 is included in other assets. As noted previously, on January 31, 1997, the Bank sold its rights to service approximately $209 million of residential mortgage loans. In that regard the entire balance of mortgage-servicing rights and capitalized excess servicing fees were charged against the gain from the sale of mortgage-servicing rights. These assets were included in other assets at December 31, 1996 and had balances of $682,000 and $344,000, respectively.

LIABILITIES

     Deposits increased to $318.3 million at March 31, 1997 from $316.4 million at December 31, 1996. This increase took place primarily in demand, money market deposit accounts, and time deposits and was partially offset by decreases in NOW and savings deposits.

     Federal Home Loan Bank of Boston advances were $715,000 at March 31, 1997 and $2.7 million at December 31, 1996. Securities sold under agreement to repurchase were $1.3 million at March 31, 1997 compared to $2.2 million at December 31, 1996.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

GENERAL

     The Corporation recorded a profit for the 1997 quarter of $2.5 million compared to a profit for the 1996 quarter of $1.6 million. The increase in the 1997 quarter profit is primarily due to a gain from the sale rights to service residential mortgage loans which was partially offset by a decreased gain on sale of investment securities and increased non-interest expenses. Income before taxes was $3.4 million in the 1997 quarter compared to $2.1 million in the 1996 quarter.

     Net interest income for the 1997 and 1996 quarters was $4.1 million and $4.0 million, respectively. The weighted average interest rate spread for the 1997 quarter was 4.61% compared to 4.56% for the 1996 quarter. The net yield on average earning assets was 4.80% for the 1997 quarter and 4.77% for the 1996 quarter. The return on average assets and the return on average stockholders' equity were 2.75% and 27.79%, respectively, for the 1997 quarter compared to 1.84% and 20.72%, respectively, for the 1996 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $6.9 million for the 1997 quarter from $7.0 million for the 1996 quarter. Interest on loans was $5.1 million for the 1997 quarter and $5.0 million for the 1996 quarter. The average loan yield was 9.06% for the 1997 quarter compared to 9.14% for the 1996 quarter. This decrease was offset by a an increase in average loans outstanding. Interest and dividends on investments was at $1.1 million for both the 1997 and 1996 quarters. This is attributed to an increase in the average amount of investments held offset by a decrease in the average yield on investments to 5.94% for the 1997 quarter from 6.33% for the 1996 quarter. Mortgage-backed securities income decreased to $752,000 in the 1997 quarter from $863,000 in the 1996 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns despite an increase in the average yield to 7.24% for the 1997 quarter compared to 7.21% in the 1996 quarter.

INTEREST EXPENSE

     Interest on deposits was $2.8 million for both the 1997 and 1996 quarters, respectively. This was primarily related to a decrease in the average cost of deposits to 3.52% for the 1997 quarter from 3.62% for the 1996 quarter offset by an increase in average total deposits outstanding. Interest on borrowed funds decreased to $52,000 from $113,000 for the 1997 and 1996 quarters, respectively. This decrease is primarily related to a decrease in borrowings. The average cost of borrowings was 4.28% for the 1997 quarter and 5.82% for the 1996 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 1997 quarter was $2.0 million compared to $638,000 for the 1996 quarter. The gain from the sale of $209 million of mortgage servicing rights, noted above, was $1.5 million for the 1997 quarter. The gain from the sale of mortgage loans was $65,000 in the 1997 quarter compared to $50,000 in the 1996 quarter. Loan servicing fees were $120,000 for the 1997 quarter compared to $145,000 in the 1996 quarter. This decrease is mainly due to a reduction in the amount of loans serviced for others as the result of loan payoffs and the sale of the above-mentioned mortgage servicing rights. The gain from the sale of investment securities was $99,000 for the 1997 quarter compared to $201,000 in the 1996 quarter.

NON-INTEREST EXPENSE

     Total non-interest expense was $2.7 million in the 1997 quarter and $2.4 million in the 1996 quarter. Salary and employee benefits increased to $1.5 million in the 1997 quarter from $1.4 million in the 1996 quarter due to salary increases. Real estate operations expense increased to $343,000 in the 1997 quarter compared to $50,000 in the 1996 quarter mainly due to a writedown in the value of real estate owned through foreclosure.

INCOME TAX EXPENSE

     Income tax expense for the 1997 quarter was $908,000 compared to $517,000 for the 1996 quarter. As a result of the capital gain generated from the sale of mortgage-servicing rights, the Corporation was able to recognize a tax benefit in the amount of $279,000 in the 1997 quarter from capital losses of prior periods. This compares to a tax credit of $400,000 recognized in the 1996 quarter in connection with an IRS audit. Also, depending on the outcome of certain tax rulings by federal and state taxing authorities over the next one-to-two years not specific to Warren Bancorp, the Corporation may have the ability to record additional tax credits of up to an estimated $470,000 in future periods.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings
                  -----------------
                  None

ITEM 2.           Changes in Securities
                  ---------------------
                  None

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None

ITEM 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

ITEM 5.           Other Information
                  -----------------
                  None

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   WARREN BANCORP, INC.





DATE:  May 13, 1997                       By:/s/ GEORGE W. PHILLIPS
                                             -----------------------------
                                             George W. Phillips
                                             President and
                                             Chief Executive Officer



DATE:  May 13, 1997                       By:/s/ PAUL M. PEDUTO
                                             -----------------------------
                                             Paul M. Peduto
                                             Treasurer
                                             (Principal Financial Officer
                                              and Principal Accounting
                                              Officer)