Form 10-Q
period 1997-06-30
WARREN BANCORP INC
filed 1997-08-12
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended JUNE 30, 1997 or

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

              Yes  X   No
                  ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at August 8, 1997
--------------------------------------            -----------------------------
Common Stock, par value $.10 per share                       3,787,707

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      JUNE 30,    DECEMBER 31,
                                                                                                        1997         1996
                                                                                                        ----         ----
                                                                                                     (UNAUDITED)
                                     ASSETS

Cash and due from banks (non-interest bearing)...................................................    $  7,509        $  5,855
Money market funds and overnight investments.....................................................       6,974           6,733
Investment and mortgage-backed securities available for sale  (amortized cost of $100,317
   at June 30, 1997 and $103,802 at December 31, 1996)...........................................     101,919         104,937
Other investments (market value of $6,715 at June 30, 1997 and $6,918 at December 31, 1996.......       6,475           6,678
Loans held for sale..............................................................................         651           3,003
Loans............................................................................................     226,596         222,846
Allowance for loan losses........................................................................      (4,066)         (4,533)
                                                                                                     --------        --------
   Net loans.....................................................................................     222,530         218,313
Banking premises and equipment, net..............................................................       4,504           4,604
Accrued interest receivable......................................................................       2,638           2,660
Real estate acquired by foreclosure..............................................................       1,604           2,230
Other assets.....................................................................................       3,217           3,941
                                                                                                     --------        --------

   Total assets..................................................................................    $358,021        $358,954
                                                                                                     ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits......................................................................................    $314,300        $316,366
   Borrowed funds................................................................................       3,334           4,927
   Escrow deposits of borrowers..................................................................         893           1,108
   Accrued interest payable......................................................................         598             632
   Accrued expenses and other liabilities........................................................       1,778           1,476
                                                                                                     --------        --------

     Total liabilities...........................................................................     320,903         324,509
                                                                                                     --------        --------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none...............................................................          --              --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,879,287 shares at June 30, 1997 and 3,759,567 shares at December 31, 1996........
      Outstanding - 3,781,287 shares at June 30, 1997 and 3,661,567 shares at December 31, 1996..         388             376
   Additional paid-in capital....................................................................      34,790          34,245
   Retained earnings.............................................................................       2,071             260
   Treasury stock, at cost, 98,000 shares at June 30, 1997 and December 31, 1996.................      (1,174)         (1,174)
                                                                                                     --------        --------
                                                                                                       36,075          33,707
   Unrealized gain on marketable securities available for sale, net..............................       1,043             738
                                                                                                     --------        --------

      Total stockholders' equity.................................................................      37,118          34,445
                                                                                                     --------        --------

      Total liabilities and stockholders' equity.................................................    $358,021        $358,954
                                                                                                     ========        ========



          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                      ------------------             ----------------
                                                                      1997          1996           1997            1996
                                                                      ----          ----           ----            ----
                                                                                       (Unaudited)
                                                                         (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans ..........................................      $5,331         $5,028         $10,398        $10,000
   Interest and dividends on investments ......................       1,127          1,126           2,229          2,263
   Interest on mortgage-backed securities .....................         722            802           1,474          1,665
                                                                     ------         ------         -------        -------
      Total interest and dividend income ......................       7,180          6,956          14,101         13,928
                                                                     ------         ------         -------        -------

Interest expense:
   Interest on deposits .......................................       2,759          2,750           5,514          5,564
   Interest on borrowed funds .................................          30             69              82            182
                                                                     ------         ------         -------        -------
      Total interest expense ..................................       2,789          2,819           5,596          5,746
                                                                     ------         ------         -------        -------

      Net interest income .....................................       4,391          4,137           8,505          8,182
Provision for (recovery of) loan losses .......................        (198)            23            (238)           158
                                                                     ------         ------         -------        -------
      Net interest income after provision for (recovery of)
         loan losses ..........................................       4,589          4,114           8,743          8,024
                                                                     ------         ------         -------        -------

Non-interest income:
   Loan servicing fees ........................................          (4)           159             116            304
   Customer service fees ......................................         260            227             476            469
   Gains on sales of investment securities, net ...............          --             40              99            241
   Gains on sales of mortgage loans ...........................          26            132              91            182
   Gain on sale of mortgage-servicing rights ..................         (55)            --           1,407             --
   Other ......................................................           1              3               5              3
                                                                     ------         ------         -------        -------

      Total non-interest income ...............................         228            561           2,194          1,199
                                                                     ------         ------         -------        -------

      Income before non-interest expense and income taxes .....       4,817          4,675          10,937          9,223
                                                                     ------         ------         -------        -------

Non-interest expense:
   Salaries and employee benefits .............................       1,410          1,380           2,890          2,773
   Office occupancy and equipment .............................         284            262             572            543
   Professional services ......................................          81             54             165            163
   Marketing ..................................................          50             66              88             79
   Real estate operations .....................................          30             24             373             74
   Outside data processing expense ............................         121            106             233            227
   Other ......................................................         398            406             801            841
                                                                     ------         ------         -------        -------
      Total non-interest expenses .............................       2,374          2,298           5,122          4,700
                                                                     ------         ------         -------        -------


       Income before income taxes .............................       2,443          2,377           5,815          4,523
 Income tax expense ...........................................         819            927           1,727          1,444
                                                                     ------         ------         -------        -------

     Net income ...............................................      $1,624         $1,450         $ 4,088        $ 3,079
                                                                     ======         ======         =======        =======

     Net income per common and common-equivalent share ........      $ 0.41         $ 0.37         $  1.04        $  0.79
                                                                     ======         ======         =======        =======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1997



                                                                                            UNREALIZED
                                                                                           GAIN (LOSS) ON
                                                                               RETAINED      MARKETABLE
                                                                  ADDITIONAL   EARNINGS      SECURITIES
                                                     COMMON        PAID-IN   ACCUMULATED   AVAILABLE FOR   TREASURY
                                                      STOCK         APITAL     DEFICIT)       SALE, NET     STOCK          TOTAL
                                                     -------      ----------  -----------   --------------- --------       -----
                                                                                 (Unaudited)
                                                                           (Dollars in thousands)
Balance at December 31, 1995 ..............           $364        $33,911      $(4,401)      $ 1,364        $    --       $31,238

   Net income .............................             --             --        3,079            --             --         3,079

   Dividend paid ..........................             --             --       (1,154)           --             --        (1,154)

   Purchase of treasury stock (60,000
     shares) ..............................             --             --           --            --           (709)         (709)

   Change in unrealized gain
    on marketable securities
    available for sale, net ...............             --             --           --        (1,192)            --        (1,192)

    Issuance of 105,885 shares for exercise
    of options ............................             12            272           --            --             --           284
                                                      ----        -------      -------       -------        -------       -------

Balance at June 30, 1996 ..................           $376        $34,183      $(2,476)      $   172           (709)      $31,546

   Net income .............................             --             --        3,530            --             --         3,530

   Dividend paid ..........................             --             --         (794)           --             --          (794)

   Purchase of treasury stock (38,000
     shares) ..............................             --             --           --            --           (465)         (465)

   Change in unrealized gain
    on marketable securities
    available for sale, net ...............             --             --           --           566             --           566

    Issuance of 16,140 shares for exercise
    of options ............................             --             62           --            --             --            62
                                                      ----        -------      -------       -------        -------       -------

Balance at December 31, 1996 ..............           $376        $34,245      $   260       $   378        $(1,174)      $34,445

   Net income .............................             --             --        4,088            --             --         4,088

    Issuance of 119,720 shares for exercise
    of options ............................             12            545           --            --             --           557

   Dividend paid ..........................             --             --       (2,277)           --             --        (2,277)

   Change in unrealized gain
     on marketable securities
     available for sale, net ..............             --             --           --           305             --           305
                                                      ----        -------      -------       -------        -------       -------

Balance at June 30, 1997 ..................           $388        $34,790      $ 2,071       $ 1,043        $(1,174)      $37,118
                                                      ====        =======      =======       =======        =======       =======




           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                   -------------------------
                                                                                                   1997                1996
                                                                                                   ----                ----

                                                                                                        (In thousands)
                                                                                                          (Unaudited)
Cash flows from operating activities:
   Net Income ......................................................................              $ 4,088             $ 3,079

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses .......................................                 (238)                158
     Depreciation and amortization .................................................                  296                 289
     Deferred income tax expense (benefit) .........................................                 (154)              1,081
     Amortization of premiums, fees ................................................                   70                  11
     (Gains) on sales of investment securities .....................................                  (99)               (241)
     (Gains) on sales of mortgage loans ............................................                  (91)               (182)
     Provision for losses on real estate acquired by foreclosure ...................                  208                  20
     (Gains) on sale of real estate acquired by foreclosure ........................                   (2)                (40)
     Decrease in loans held for sale ...............................................                2,352               1,418
     (Increase) decrease in accrued interest receivable ............................                   22                 (79)
     (Increase) decrease in other assets ...........................................                  717                (959)
     Increase (decrease) in accrued interest payable ...............................                  (34)                 27
     Increase in other liabilities .................................................                   87                  93
                                                                                                  -------             -------

      Net cash provided by operating activities ....................................                7,222               4,675
                                                                                                  -------             -------

Cash flows from investing activities:
   Net (increase) decrease in money market funds and
    overnight investments ..........................................................                 (241)              3,851
   Purchase of investment securities ...............................................              (20,972)            (23,227)
   Proceeds from sales of investment securities available for sale .................                1,100              12,351
   Proceeds from payments of mortgage-backed securities ............................                3,585               6,278
   Proceeds from maturities of investment securities ...............................               20,003              12,182
   Purchases of mortgage-backed securities .........................................                   --              (1,911)
   Proceeds from sales of real estate acquired by foreclosure ......................                  549                 785
   Net (increase) in loans .........................................................               (4,017)             (4,369)
   Purchases of premises and equipment .............................................                 (196)                (96)
                                                                                                  -------             -------

      Net cash provided by (used in) investing activities ..........................              $  (189)            $ 5,844
                                                                                                  -------             -------


                         WARREN FIVE CENTS SAVINGS BANK
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED



                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                   -------------------------
                                                                                                   1997                1996
                                                                                                   ----                ----

                                                                                                        (In thousands)
                                                                                                          (Unaudited)
Cash flows from financing activities: ................................
  Net (decrease) in deposits .........................................                             (2,066)            $(4,094)
  Proceeds from Federal Home Loan Bank advances ......................                                630                 693
  Principal payments on Federal Home Loan Bank advances ..............                             (2,674)             (3,737)
  Net increase in other borrowed funds ...............................                                451                  85
  Purchase of treasury stock .........................................                               --                  (709)
  Dividends paid .....................................................                             (2,277)             (1,154)
  Proceeds from issuance of common stock .............................                                557                 284
                                                                                                  -------             -------

       Net cash used in financing activities .........................                             (5,379)             (8,632)
                                                                                                  -------             -------

  Net increase in cash and due from banks ............................                              1,654               1,887
  Cash and due from banks at beginning of period .....................                              5,855               8,869
                                                                                                  -------             -------

  Cash and due from banks at end of period ...........................                            $ 7,509             $10,756
                                                                                                  -------             -------

  Cash paid during the period for:
    Interest .........................................................                            $ 5,630             $ 5,719
    Income taxes .....................................................                            $   350             $   927

  Supplemental noncash investing and financing activities:

    Real estate foreclosures .........................................                            $   129             $   147

  Increase (decrease) in unrealized gain on investment and mortgage-
    backed securities available for sale, net of estimated income taxes                           $   305             $(1,192)






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


EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

     Earnings-per-share data are based upon the average daily number of shares and share equivalents (options) outstanding, which was 3,967,000 and 3,937,000, respectively, for the quarter and six months ended June 30, 1997 and for the quarter and six months ended June 30, 1996 was 3,936,000 and 3,915,000, respectively..

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

GENERAL

     Warren Bancorp, Inc.'s (the "Corporation") operating results for the three and six months ended June 30, 1997 (the "1997 quarter" and "1997 period," respectively) reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 1997 period primarily due to a gain from the sale of rights to service residential mortgage loans compared to the period ended June 30, 1996 (the "1996 period"). On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of its portfolio of loans serviced for others. The Corporation received net proceeds of $2.6 million. Certain assets and expenses totaling $1.2 million consisting mainly of capitalized mortgage-servicing rights and capitalized excess service fees, were charged against this gain resulting in a pre-tax profit of $1.4 million. Please see "Loans and Loans Held-For-Sale," "Other Assets" and "Non-Interest Income" under "Results of Operations for the Six-Months Ended June 30, 1997," for further discussion on this item.

     Real estate acquired by foreclosure decreased by $626,000 to $1.6 million at June 30, 1997 from December 31, 1996. Nonperforming loans decreased by $1.6 million to $2.7 million during the 1997 period. Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

OTHER

     The Bank has applied to the appropriate governmental agencies to terminate its defined-benefit pension plan provided through the Savings Bank Employees Retirement Association. The Bank had stopped providing new pension benefits through that plan for employee services after September 30, 1993. The Bank expects to obtain approval before year-end 1997, and, although it cannot determine at this time the precise amount of fund assets at the time of distribution and the amounts to be distributed to plan participants, the Bank expects to recognize a pre-tax gain on the termination in the approximate range of $400,000 to $500,000.

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

     The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 1997. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months.

INTEREST-RATE SENSITIVITY POSITION


                                                                           JUNE 30, 1997
                                                                           -------------
                                                    0-3            3-6            6-12            1-5          OVER 5
                                                  MONTHS          MONTHS         MONTHS           YEARS        YEARS
                                                  ------          ------         ------           -----        ------
                                                                       (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................          $ 28,251        $  9,090        $ 14,101        $21,780       $    --
Loans held for sale ...................               651              --              --             --            --
Adjustable-rate loans .................            81,312          21,479          54,862         38,171           224
Fixed-rate loans ......................             4,973           3,363           2,008         10,451         8,882
Mortgage-backed securities ............             1,502          12,413           9,198         10,521         5,025
                                                 --------        --------        --------        -------       -------
   Total interest sensitive assets ....           116,689          46,345          80,169         80,923        14,131
                                                 --------        --------        --------        -------       -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................            12,434          12,433              --             --            --
Time deposits .........................            32,527          25,237          43,327         36,969            11
Other deposits (a) ....................            68,234          68,577              --             --            --
Borrowings ............................             2,663              --              --                          657
                                                 --------        --------        --------        -------       -------
   Total interest sensitive liabilities           115,858         106,247          43,327         36,983           668
                                                 --------        --------        --------        -------       -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................          $    831        $(59,902)       $ 36,842        $43,940        13,463
                                                 ========        ========        ========        =======       =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities           $    831        $(59,071)       $(22,229)       $21,711       $35,174
                                                 ========        ========        ========        =======       =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......             100.7%           73.4%           91.6%         107.2%        111.6%
                                                 ========        ========        ========        =======       =======

Cumulative excess (deficiency) as a
 percentage of total assets ...........               0.2%          (16.5%)          (6.2%)          6.1%          9.8%
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

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $671,000 at June 30, 1997.

     During 1997, the primary sources of liquidity were $12.1 million in loan sales, proceeds from sale of investments of $1.1 million, proceeds from maturities of investment securities of $20.0 million, proceeds from paydowns of mortgage-backed securities of $3.6 million, and $2.6 million from the sale of rights to service residential mortgage loans. Primary uses of funds were $36.0 million in residential, commercial real estate and commercial loan originations, $21.0 million to purchase investment securities and $2.0 million to paydown Federal Home Loan Bank advances. At June 30, 1997, the Bank had $7.0 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. The Corporation pays dividends to its shareholders which are funded by dividends paid by the Bank to the Corporation. Dividends paid by the Corporation is the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 1997:

     Within One Year                                          (IN THOUSANDS)
     ---------------
                     Less than 3 months......................    $ 7,047
                     3 to 6 months...........................      2,445
                     6 to 12 months..........................      3,602
                                                                 -------
                                                                  13,094
                     More than 12 months.....................      4,144
                                                                 -------
                                                                 $17,238
                                                                 =======

CAPITAL ADEQUACY

     Total stockholders' equity at June 30, 1997 was $37.1 million, an increase of $2.7 million from $34.4 million at the end of 1996. Included in stockholders' equity at June 30, 1997 is an unrealized gain on marketable securities available for sale, which increased stockholders' equity, of $1.0 million as compared to an unrealized gain at December 31, 1996 of $738,000. This positive change in the market value of marketable securities available for sale was due mainly to decreased interest rates during the 1997 period. Future interest-rate increases could reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.37% at June 30, 1997 compared to 9.60% at December 31, 1996.

     At June 30, 1997, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. At June 30, 1997, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $1.0 million.

     The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 1997, the FRB leverage capital ratio was 10.17% compared to 9.48% at December 31, 1996.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 1997, the Bank's leverage capital ratio, under FDIC guidelines, was 9.73% compared to 9.14% at December 31, 1996.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 15.22% and 14.61%, respectively, at June 30, 1997 compared to 14.72% and 14.28% at December 31, 1996, thus exceeding their risk-based capital requirements.

     As of June 30, 1997, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 14.61%, 13.36%, and 9.73%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets decreased to $358.0 million at June 30, 1997 from $359.0 million at December 31, 1996. Decreases occurred in investments available for sale, residential mortgage loans and real estate acquired by foreclosure and from the elimination of certain assets related to the sale of the rights to service residential mortgage loans consisting mainly of capitalized mortgage-servicing rights and capitalized excess servicing fees. These decreases were partially offset by increases in commercial construction loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of overnight investments, investment and mortgage-backed securities available for sale, and other investments, decreased to $115.4 million at June 30, 1997 from $118.3 million at December 31, 1996. This decrease was due to various maturities of U.S. Treasury and U.S. Government Agency obligations and corporate notes. Mortgage-backed securities decreased to $39.2 million at June 30, 1997 from $42.7 million at December 31, 1996 due to $3.6 million of normal principal payments during the 1997 period. The market value of these investments increased during 1997 due mainly to the decrease in interest rates from December 31, 1996. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 1997 ARE AS FOLLOWS:



                                                                     GROSS             GROSS
                                                  AMORTIZED        UNREALIZED        UNREALIZED         MARKET
                                                    COST             GAINS             LOSSES            VALUE
                                                  ---------        ----------        ----------         ------
                                                                           (IN THOUSANDS)

OVERNIGHT

Money market funds.............................   $    134            $   --         $      --         $    134
Federal funds sold.............................      6,840                --                --            6,840
                                                  --------            ------             -----         --------
                                                     6,974                --                --            6,974
                                                  --------            ------             -----         --------
AVAILABLE-FOR-SALE

Fixed income mutual funds......................     18,990               528                --           19,518
FNMA mortgage-backed securities................     24,566               915                --           25,481
GNMA mortgage-backed securities................     14,093                --              (374)          13,719
U.S. Government and related
 obligations...................................     22,689                10               (27)          22,672
Corporate notes................................     12,058                 4                (5)          12,057
Common stock...................................         21                37                --               58
Preferred stock................................      7,900               514                --            8,414
                                                  --------            ------             -----         --------
                                                   100,317             2,008              (406)         101,919
                                                  --------            ------             -----         --------

OTHER

Foreign government bonds and
  notes........................................        500                --                --              500
Stock in Federal Home Loan Bank
  of Boston....................................      4,110                --                --            4,110
Stock in Depositors Insurance Fund
  Liquidity Fund...............................        108                --                --              108
Advances to Thrift Institution Fund
  for Economic Development.....................        181                --                --              181
Stock in Savings Bank Life Insurance
  Company of Massachusetts ....................      1,576               240                --            1,816
                                                  --------            ------             -----         --------
                                                     6,475               240                --            6,715
                                                  --------            ------             -----         --------
                                                  $113,766            $2,248             $(406)        $115,608
                                                  ========            ======             =====         ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $1.4 million during the 1997 period to $227.2 million at June 30, 1997. This increase is primarily the result of increases in commercial construction loans partially offset by paydowns and payoffs of commercial real estate loans and from the sale of the residential mortgage loans held for sale at December 31, 1996. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of June 30, 1997 and December 31, 1996 (in thousands):

                                             JUNE 30, 1997     DECEMBER 31, 1996
                                             -------------     -----------------

Residential mortgages.............              $ 63,460             $ 66,654
Commercial real estate............               107,602              107,428
Commercial construction ..........                17,194               10,742
Commercial loans..................                17,868               16,458
Consumer loans....................                20,472               21,564
                                                --------             --------
                                                $226,596             $222,846
                                                ========             ========

     Residential mortgage loan originations during the 1997 period were $14.6 million compared to $20.3 million in the 1996 period. The Corporation originated $7.4 million in fixed-rate loans during the 1997 period compared to $13.6 million during the 1996 period. Adjustable-rate loans totaling $7.3 million were originated during the 1997 period compared to $6.7 million during the 1996 period. The Corporation sold loans totaling $12.1 million during the 1997 period compared to $18.0 million sold in the 1996 period. At June 30, 1997, the Corporation held $651,000 of fixed rate residential mortgage loans for sale compared to $3.0 million at December 31, 1996.

     On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. In the future, the Corporation intends to sell servicing released all residential fixed-rate mortgage loans it originates, and it will continue to service the loans it owns.

CREDIT QUALITY

IMPAIRED LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 1997 and December 31, 1996 there were six loans considered impaired and accruing totaling $1.4 million.

NONPERFORMING LOANS

     Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status were $1.1 million at June 30, 1997 compared to $2.7 million at December 31, 1996. Included in nonperforming loans is one loan considered impaired and nonaccruing in the amount of $224,000 at June 30, 1997 as compared to six loans considered impaired and nonaccruing totaling $1.9 million at December 31, 1996. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:


                                               JUNE 30, 1997           DECEMBER 31, 1996
                                               -------------           -----------------
                                                        (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears.....      $  254                $    0
Nonaccrual loans..............................         871                 2,712
                                                    ------                ------
Total nonperforming loans.....................      $1,125                $2,712
                                                    ======                ======
Percentage of nonperforming loans to:
Total loans...................................       0.50%                 1.22%
                                                    ======                ======
Total assets..................................       0.31%                 0.76%
                                                    ======                ======

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $1.6 million at June 30, 1997 compared to $2.2 million at December 31, 1996. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the net carrying value or fair value of the property less estimated cost of disposition. These properties consist mainly of land and single-family and multi-family dwellings.

     The Corporation had a provision for losses of $208,000 on real estate acquired by foreclosure, net of gains on sale, in the 1997 period compared to a gain of $20,000 in the 1996 period. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

     Changes in the allowance for losses on real estate acquired by foreclosure for the six months ended June 30, 1997 are as follows:


                                                                  (IN THOUSANDS)

 Balance at December 31, 1996......................                   $160
 Provision charged to expense......................                    208
 Net charge-offs...................................                      0
                                                                      ----
 Balance at June 30, 1997..........................                   $368
                                                                      ====

     Gains on sale and recoveries on real estate acquired by foreclosure were $2,000 in the 1997 period.

     In summary, nonperforming assets are as follows (in thousands):


                                                             JUNE 30, 1997                DECEMBER 31, 1996
                                                             -------------                -----------------

Nonperforming loans.....................................         $1,125                         $2,712
Real estate acquired by foreclosure.....................          1,604                          2,230
                                                                 ------                         ------
Total nonperforming assets..............................         $2,729                         $4,942
                                                                 ======                         ======

Total nonperforming assets as a
   percentage of total assets...............................       0.8%                           1.4%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses was $4.1 million at June 30, 1997 and $4.5 million at December 31, 1996. The following table presents the activity in the allowance for loan losses for the six months ended June 30, 1997 (dollars in thousands):

Balance at beginning of period......................................      $4,533
                                                                          ------

Losses charged to the allowance:
    Residential mortgage............................................         184
    Commercial mortgage and construction............................         309
    Commercial loans................................................          --
    Consumer loans..................................................           3
                                                                          ------
                                                                             496
                                                                          ------
Loan recoveries:
    Residential mortgage............................................          39
    Commercial mortgage and construction............................         217
    Commercial loans................................................           4
    Consumer loans..................................................           7
                                                                          ------
                                                                             267
                                                                          ------
Net charge-offs.....................................................        (229)
                                                                          ------

Provision for (recovery of) loan losses (credited) to income........        (238)
                                                                          ------
Balance at end of period............................................      $4,066
                                                                          ======

Allowance to total loans at end of period...........................       1.79%
                                                                          ======

Allowance to nonperforming loans at end of period...................      361.4%
                                                                          ======

Allocation of ending balance:
    Residential mortgage............................................      $  806
    Commercial mortgage and construction............................       2,698
    Commercial loans................................................         248
    Consumer loans..................................................         314
                                                                          ------
                                                                          $4,066
                                                                          ======


     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.6 million of impaired loans, of which $1.4 million is measured using the present value method and $261,000 using the fair value method, is $286,000.

LEGAL AND OFF-BALANCE SHEET RISKS

           Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 1997, there were no legal claims against the Corporation or its subsidiaries..

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

OTHER ASSETS

     Included in other assets at June 30, 1997 and December 31, 1996 are $860,000 and $980,000, respectively, of deferred income taxes receivable. Also included in other assets was a current income tax receivable of none at June 30, 1997 compared to $278,000 at December 31, 1996. In addition, a prepaid pension asset of $1.1 million at June 30, 1997 and $864,000 at December 31, 1996 is included in other assets. As noted previously, on January 31, 1997, the Bank sold its rights to service approximately $209 million of residential mortgage loans. In that regard the entire balance of mortgage-servicing rights and capitalized excess servicing fees were charged against the gain from the sale of mortgage-servicing rights. These assets were included in other assets at December 31, 1996 and had balances of $682,000 and $344,000, respectively.

LIABILITIES

     Deposits decreased to $314.3 million at June 30, 1997 from $316.4 million at December 31, 1996. This decrease took place primarily in demand, money market deposit accounts, and savings deposits and was partially offset by increases in NOW and time deposits.

     Federal Home Loan Bank of Boston advances decreased to $671,000 at June 30, 1997 from $2.7 million at December 31, 1996. Securities sold under agreement to repurchase were $2.7 million at June 30, 1997 compared to $2.2 million at December 31, 1996.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

GENERAL

     The Corporation recorded a profit for the 1997 quarter of $1.6 million compared to a profit for the 1996 quarter of $1.5 million. The increase in the 1997 quarter profit is primarily due to an increase in net interest income and a decrease in the provision for loan loss to a recovery and was partially offset by a decrease in non-interest income compared to the 1996 quarter.

     Net interest income for the 1997 and 1996 quarters was $4.4 million and $4.1 million, respectively. The weighted average interest rate spread for the 1997 quarter was 4.93% compared to 4.66% for the 1996 quarter. The net yield on average earning assets was 5.16% for the 1997 quarter and 4.92% for the 1996 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income was $7.2 million and $7.0 million for the 1997 and 1996 quarters, respectively. Interest and fees on loans increased to $5.3 million for the 1997 quarter from $5.0 million for the 1996 quarter. This increase is primarily the result of an increase in average loans outstanding for the 1997 quarter compared to the 1996 quarter, a significant reduction in non-accruing loans during the 1997 quarter, and an increase in average loan yields to 9.42% for the 1997 quarter from 9.24% for the 1996 quarter. Interest and dividends on investments was $1.1 million for both the 1997 and 1996 quarters. This is attributed to an increase in the average amount of investments held in the 1997 quarter offset by a decrease in the average yield on investments to 6.07% for the 1997 quarter from 6.53% for the 1996 quarter. Mortgage-backed securities income decreased to $722,000 in the 1997 quarter from $802,000 in the 1996 quarter, despite an increase in the average yield to 7.25% for the 1997 quarter compared to 7.06% in the 1996 quarter, primarily due to a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

     Interest on deposits was $2.8 million for both the 1997 and 1996 quarters. The average cost of deposits decreased to 3.50% for the 1997 quarter compared to 3.55% for the 1996 quarter, while average interest-bearing deposits outstanding increased during the 1997 quarter. Interest on borrowed funds, which includes interest on escrow deposits of borrowers, decreased to $30,000 in the 1997 quarter from $69,000 for the 1996 quarter. This decrease is primarily related to a significant decrease in borrowings. The average cost of borrowings was 2.95% for the 1997 quarter and 4.40% for the 1996 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 1997 quarter was $228,000 compared to $561,000 for the 1996 quarter. This decrease is mainly a result of the sale of mortgage servicing rights during the first quarter of 1997. Because the Corporation has sold its mortgage servicing rights, it no longer generates loan servicing fees. This is reflected for the first time in the three months ended June 30, 1997. In addition, the Corporation incurred additional charges of $4,000 against loan servicing fee income and $55,000 against the gain on sale of mortgage servicing rights during the 1997 quarter related to the above mentioned sale. The Corporation recorded no gain or loss on the sale of investment securities in the 1997 quarter compared to $40,000 in the 1996 quarter. Gains from the sale of mortgage loans were $26,000 in the 1997 quarter and $132,000 in the 1996 quarter.

NON-INTEREST EXPENSE

     Total non-interest expense was $2.4 million in the 1997 quarter and $2.3 million in the 1996 quarter. Increases in salaries and employee benefits, office occupancy and equipment, professional services, real estate operations expense and outside data processing expense were offset by decreases in marketing and other expenses.

INCOME TAX EXPENSE

     The income tax expense for the 1997 quarter was $819,000 compared to $927,000 for the 1996 quarter. The net deferred tax asset at June 30, 1997 is $860,000 compared to $980,000 at December 31, 1996.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

GENERAL

     The Corporation recorded a profit for the 1997 period of $4.1 million compared to a net profit for the 1996 period of $3.1 million, primarily due to a gain from the sale of rights to service mortgage loans, an increase in net interest income and a decrease in the provision for loss to a recovery . These were partially offset by decreases in gain on sale of investment securities, loan servicing fees, and gains on sale of mortgage loans and an increase in real estate operations expense.

     Net interest income for the 1997 period was $8.5 million compared to $8.2 million for the 1996 period. The weighted average interest rate spread for the 1997 period was 4.77% compared to 4.72% for the 1996 period. The net yield on average earning assets was 4.98% for the 1997 period and 4.90% for the 1996 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $14.1 million for the 1997 period from $13.9 million for the 1996 period. Interest and fees on loans increased to $10.4 million for the 1997 period from $10.0 million for the 1996 period. This increase is primarily the result of a higher volume of loans outstanding during the 1997 period and an increase in average loan yield to 9.24% for the 1997 period from 9.15% for the 1996 period. Interest and dividends on investments decreased to $2.2 million for the 1997 period compared to $2.3 million for the 1996 period due to a decrease in the average yield on investments to 6.01% for the 1997 period from 6.43% for the 1996 period despite an increase to the average amount of investments held. Mortgage-backed securities income was $1.5 million for the 1997 period and $1.8 million for the 1996 period. This decrease is primarily due to a decrease in the average amount of mortgage-backed securities held despite an increase in the average yield to 7.25% during the 1997 period from 7.06% for the 1996 period.

INTEREST EXPENSE

     Interest on deposits decreased to $5.5 million in the 1997 period from $5.6 million for the 1996 period. This decrease was primarily related to a decrease in the average cost of deposits to 3.51% for the 1997 period from 3.58% for the 1996 period offset by an increase in average interest-bearing deposits during 1997. Interest on borrowed funds, which includes interest on escrow deposits of borrowers, decreased to $82,000 from $182,000 for the 1996 period. This decrease is primarily related to a decrease in borrowed funds and a decrease in the average cost of borrowings to 3.54% for the 1997 period from 5.18% for the 1996 period.

NON-INTEREST INCOME

     Total non-interest income for the 1997 period was $2.2 million compared to $1.2 million for the 1996 period. The gain from the sale of mortgage servicing rights, noted above, was $1.4 million for the 1997 period. The gain from the sale of mortgage loans was $91,000 in the 1997 period compared to $182,000 in the 1996 period. Loan servicing fees were $116,000 for the 1997 period compared to $304,000 in the 1996 period. This decrease is mainly due to the sale of the above-mentioned mortgage servicing rights. The gains from the sale of investment securities was $99,000 for the 1997 period compared to $241,000 in the 1996 period.

NON-INTEREST EXPENSE

     Total non-interest expense was $5.1 million in the 1997 period and $4.7 million in the 1996 period. This increase is mainly attributable to real estate operations expense increasing to $373,000 in the 1997 period compared to $74,000 in the 1996 period mainly due to a writedown in the value of real estate owned through foreclosure.

INCOME TAX EXPENSE

     Income tax expense for the 1997 period was $1.7 million compared to $1.4 million for the 1996 period. As a result of the capital gain generated from the sale of mortgage-servicing rights, the Corporation was able to recognize a tax benefit in the amount of $279,000 in the 1997 period from capital losses of prior periods. This compares to a tax credit of $400,000 recognized in the 1996 period in connection with an IRS audit. Also, depending on the outcome of certain tax rulings by federal and state taxing authorities over the next one-to-two years not specific to Warren Bancorp, the Corporation may have the ability to record additional tax credits of up to an estimated $470,000 in future periods.

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


ITEM 1.        Legal Proceedings
               -----------------
               None


ITEM 2.        Changes in Securities
               ---------------------
               None


ITEM 3.        Defaults Upon Senior Securities
               -------------------------------
               None


ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

                          ANNUAL MEETING - MAY 7, 1997
                          ----------------------------
A.   ELECTION OF DIRECTORS
     ---------------------
                       TERM TO EXPIRE IN 2000
                       ----------------------
                                  Total Vote for     Total Vote Withheld
                                  Each Director       From Each Director
                                  --------------     -------------------
     Stephen J. Connolly, IV         2,388,459              5,314
     Robert R. Fanning, Jr.          2,387,620              6,153
     John C. Jeffers                 2,386,459              7,314
     Paul M. Peduto                  2,388,459              5,314


                                 OTHER DIRECTORS

              TERM TO EXPIRE IN 1998             TERM TO EXPIRE IN 1999
              ----------------------             ----------------------
              Francis L. Conway                  Peter V. Bent
              Arthur E. Holden                   Paul J. Curtin
              Stephen G. Kasnet                  Stephen R. Howe
              Linda Lerner                       Arthur E. McCarthy
              Arthur J. Pappathanasi             John D. Smidt
              George W. Phillips
              John H. Womack                     TERM TO EXPIRE IN 2000
                                                 ----------------------
                                                 John R. Putney (elected 5/7/97)

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



                                              WARREN BANCORP, INC.





DATE:  August  12, 1997             By: /s/George W. Phillips
                                        _____________________________
                                        George W. Phillips
                                        President and
                                        Chief Executive Officer



DATE:  August  12, 1997             By: /s/Paul M. Peduto
                                        _____________________________
                                        Paul M. Peduto
                                        Treasurer
                                        (Principal Financial Officer
                                        and Principal Accounting
                                        Officer)