Form 10-Q
period 1997-09-30
WARREN BANCORP INC
filed 1997-11-14
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended SEPTEMBER 30, 1997 or

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

                                 (978) 531-7400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.

         Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at November 7, 1997
--------------------------------------           -------------------------------
Common Stock, par value $.10 per share                      3,803,597

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                                     1997               1996
                                                                                                 -------------      ------------
                                                                                                   (UNAUDITED
                                   A S S E T S

Cash and due from banks (non-interest bearing)...............................................       $  6,170           $  5,855
Money market funds and overnight investments.................................................          7,452              6,733
Investment and mortgage-backed securities available for sale (amortized cost of $98,744
   at September 30, 1997 and $103,802 at December 31, 1996)..................................        100,816            104,937
Other investments (market value of $6,534 at September 30, 1997 and $6,918
          at December 31, 1996...............................................................          6,294              6,678
Loans held for sale..........................................................................            569              3,003
Loans........................................................................................        234,075            222,846
Allowance for loan losses....................................................................         (4,066)            (4,533)
                                                                                                    --------           --------
   Net loans.................................................................................        230,009            218,313
Banking premises and equipment, net..........................................................          4,625              4,604
Accrued interest receivable..................................................................          2,709              2,660
Real estate acquired by foreclosure..........................................................          1,684              2,230
Other assets.................................................................................          3,802              3,941
                                                                                                    --------           --------

   Total assets..............................................................................       $364,130           $358,954
                                                                                                    ========           ========

        L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits..................................................................................       $316,048           $316,366
   Borrowed funds............................................................................          3,829              4,927
   Escrow deposits of borrowers..............................................................            996              1,108
   Accrued interest payable..................................................................            642                632
   Accrued expenses and other liabilities....................................................          3,853              1,476
                                                                                                    --------           --------

     Total liabilities.......................................................................        325,368            324,509
                                                                                                    --------           --------


Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none...........................................................             --                 --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,896,427 shares at September 30, 1997 and 3,759,567 shares
          at December 31, 1996...............................................................             --                 --
      Outstanding - 3,798,427 shares at September 30, 1997 and 3,661,567 shares
          at December 31, 1996...............................................................            390                376
   Additional paid-in capital................................................................         34,914             34,245
   Retained earnings.........................................................................          3,283                260
   Treasury stock, at cost, 98,000 shares at September 30, 1997 and December 31, 1996........         (1,174)            (1,174)
                                                                                                    --------           --------
                                                                                                      37,413             33,707
   Unrealized gain on marketable securities available for sale, net..........................          1,349                738
                                                                                                    --------           --------

      Total stockholders' equity.............................................................         38,762             34,445
                                                                                                    --------           --------

      Total liabilities and stockholders' equity.............................................       $364,130           $358,954
                                                                                                    ========           ========




          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                  -------------------         -----------------
                                                                   1997         1996           1997       1996
                                                                  ------       ------         -------   -------
                                                                                     (Unaudited)
                                                                  (Dollars in thousands, except per-share data)

Interest and dividend income:
   Interest on loans .......................................      $5,324       $5,125         $15,722   $15,125
   Interest and dividends on investments ...................       1,100          990           3,329     3,253
   Interest on mortgage-backed securities ..................         697          799           2,171     2,464
                                                                  ------       ------         -------   -------
      Total interest and dividend income ...................       7,121        6,914          21,222    20,842
                                                                  ------       ------         -------   -------

Interest expense:
   Interest on deposits ....................................       2,840        2,767           8,354     8,331
   Interest on borrowed funds ..............................          30           69             112       251
                                                                  ------       ------         -------   -------
      Total interest expense ...............................       2,870        2,836           8,466     8,582
                                                                  ------       ------         -------   -------

      Net interest income ..................................       4,251        4,078          12,756    12,260
Provision for (recovery of) loan losses ....................        (126)        (141)           (364)       17
                                                                  ------       ------         -------   -------
      Net interest income after provision for or recovery of
         loan losses .......................................       4,377        4,219          13,120    12,243
                                                                  ------       ------         -------   -------

Non-interest income:
   Loan servicing fees .....................................           1          174             117       478
   Customer service fees ...................................         213          311             689       780
   Gains on sales of investment securities, net ............          21           --             120       241
   Gains on sales of mortgage loans ........................          38           76             129       258
   Gain on sales of mortgage servicing rights ..............          29           --           1,436        --
   Gain from termination of pension plan ...................         457           --             457        --
   Other ...................................................           1            2               6         5
                                                                  ------       ------         -------   -------

      Total non-interest income ............................         760          563           2,954     1,762
                                                                  ------       ------         -------   -------

      Income before non-interest expense and income taxes ..       5,137        4,782          16,074    14,005
                                                                  ------       ------         -------   -------

Non-interest expense:
   Salaries and employee benefits ..........................       1,411        1,409           4,301     4,182
   Office occupancy and equipment ..........................         282          264             854       807
   Professional services ...................................          14           71             179       234
   Marketing ...............................................          36           53             124       132
   Real estate operations ..................................          17           81             390       155
   Outside data processing expense .........................         124          102             357       329
   Other ...................................................         388          402           1,189     1,243
                                                                  ------       ------         -------   -------
      Total non-interest expenses ..........................       2,272        2,382           7,394     7,082
                                                                  ------       ------         -------   -------


       Income before income taxes ..........................       2,865        2,400           8,680     6,923
 Income tax expense ........................................       1,161          821           2,888     2,265
                                                                  ------       ------         -------   -------

     Net income ............................................      $1,704       $1,579         $ 5,792   $ 4,658
                                                                  ======       ======         =======   =======

     Net income per common and common equivalent share .....      $ 0.42       $ 0.40         $  1.46   $  1.19
                                                                  ======       ======         =======   =======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997


                                                                                           UNREALIZED
                                                                                         GAIN (LOSS) ON
                                                                    RETAINED              MARKETABLE
                                                   ADDITIONAL       EARNINGS              SECURITIES
                                        COMMON       PAID-IN      (ACCUMULATED           AVAILABLE FOR      TREASURY
                                         STOCK       CAPITAL        DEFICIT)               SALE, NET         STOCK         TOTAL
                                        ------     ----------     ------------           --------------     --------      -------
                                                                              (Unaudited)
                                                                         (Dollars in thousands)

Balance at December 31, 1995 ......      $364        $33,911        $(4,401)                 $ 1,364            --        $31,238

   Net income .....................        --             --          4,658                       --            --          4,658

   Dividend paid ..................        --             --         (1,558)                      --            --         (1,558)

   Purchase of treasury stock
     (98,000 shares) ..............        --             --             --                       --        (1,174)        (1,174)

   Change in unrealized gain
    on marketable securities
    available for sale, net .......        --             --             --                   (1,044)           --         (1,044)

    Issuance of 113,905 shares
    for exercise of options .......        12            308             --                       --            --            320
                                         ----        -------        -------                  -------       -------        -------

Balance at September 30, 1996 .....      $376        $34,219        $(1,301)                 $   320       $(1,174)       $32,440

   Net income .....................        --             --          1,951                       --            --          1,951

   Dividend paid ..................        --             --           (390)                      --            --           (390)

   Change in unrealized gain
    on marketable securities
    available for sale, net .......        --             --             --                      418            --            418

    Issuance of 8,120 shares
    for exercise of options .......        --             26             --                       --            --             26
                                         ----        -------        -------                  -------       -------        -------

Balance at December 31, 1996 ......      $376        $34,245        $   260                  $   738       $(1,174)       $34,445

   Net income .....................        --             --          5,792                       --            --          5,792

    Issuance of 136,860 shares
    for exercise of options .......        14            669             --                       --            --            683

   Dividend paid ..................        --             --         (2,769)                      --            --         (2,769)

   Change in unrealized gain
     on marketable securities
     available for sale, net ......        --             --             --                      611            --            611
                                         ----        -------        -------                  -------       -------        -------

Balance at September 30, 1997 .....      $390        $34,914        $ 3,283                  $ 1,349       $(1,174)       $38,762
                                         ====        =======        =======                  =======       =======        =======




           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------

                                                                                       1997                  1996
                                                                                     -------               ---------
                                                                                             (In thousands)
                                                                                               (Unaudited)

Cash flows from operating activities:
   Net Income...............................................................         $ 5,792               $  4,658

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses................................            (364)                    17
     Depreciation and amortization..................................... ....             452                    431
     Deferred income tax expense (benefit)..................................            (461)                 1,153
     Amortization of premiums, fees and discounts...........................             126                     22
     (Gains) on sales of investment securities......................... ....            (120)                  (241)
     (Gains) on sales of mortgage loans.....................................            (129)                  (258)
     Provision for losses on real estate acquired by foreclosure ...........             210                    (32)
     (Gains) on sale of real estate acquired by foreclosure.................              (2)                    48
     Decrease in loans held for sale........................................           2,434                  2,141
     (Increase) in accrued interest receivable..............................             (49)                  (211)
     (Increase) decrease in other assets....................................             275                 (1,059)
     Increase (decrease) in accrued interest payable........................              10                    (13)
     Increase in other liabilities..........................................           2,265                    623
                                                                                     -------               --------

         Net cash provided by operating activities..........................          10,439                  7,279
                                                                                     -------               --------

Cash flows from investing activities:
   Net (increase) in money market funds.....................................            (720)                (5,851)
   Purchase of investment securities........................................         (30,047)               (28,163)
   Proceeds from sales of investment securities available for sale..........           1,121                 12,351
   Proceeds from maturities of investment securities........................          30,469                 18,827
   Proceeds from sales of real estate acquired by foreclosure...............             574                  1,209
   Purchases of mortgage-backed securities..................................              --                 (1,911)
   Proceeds from payments of mortgage-backed securities.....................           5,796                  8,576
   Net (increase) in loans..................................................         (13,342)                (7,997)
   Purchases of premises and equipment......................................            (473)                  (218)
                                                                                     -------               --------

      Net cash used in investing activities.................................         $(6,622)              $ (3,177)
                                                                                     =======               ========

                         WARREN FIVE CENTS SAVINGS BANK
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------

                                                                                         1997                   1996
                                                                                       -------               ---------
                                                                                               (In thousands)
                                                                                                 (Unaudited)

Cash flows from financing activities:
   Net (decrease) in deposits...............................................           $  (318)               $(1,117
   Proceeds from Federal Home Loan Bank advances............................               630                    913
   Principal payments on Federal Home Loan Bank advances....................            (2,674)                (4,001)
   Net increase in other borrowed funds.....................................               946                    127
   Purchase of treasury stock...............................................                --                 (1,174)
   Dividends paid...........................................................           $(2,769)                (1,558)
   Proceeds from issuance of common stock...................................               683                    320
                                                                                       -------                -------

          Net cash used in financing activities.............................            (3,502)                (6,490)
                                                                                       -------                -------

   Net increase (decrease) in cash and due from banks.......................               315                 (2,388)
   Cash and due from banks at beginning of period...........................             5,855                  8,869
                                                                                       -------                -------

   Cash and due from banks at end of period.................................           $ 6,170                $ 6,481
                                                                                       -------                -------

   Cash paid during the period for:
       Interest.............................................................           $ 8,481                $ 8,595
       Income taxes.........................................................           $ 2,150                  1,798

   Supplemental noncash investing and financing activities:

      Real estate foreclosures..............................................           $   236                $   392
      Securitization of loans to mortgage-backed securities.................           $ 1,903                $ 2,171

     Increase (decrease) in unrealized gain on investment and mortgage-
      backed securities available for sale, net of estimated income taxes...           $   611                $(1,044)



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


EARNINGS PER COMMON AND COMMON-EQUIVALENT SHARE

         Earnings-per-share data are based upon the average daily number of shares and share equivalents (options) outstanding, which was 4,024,000 and 3,970,000, respectively, for the quarter and nine months ended September 30, 1997 and for the quarter and nine months ended September 30, 1996 was 3,911,000 and 3,916,000, respectively.

         In February 1997, Financial Accounting Standards Board Statement
No. 128, "Earnings Per Share" (SFAS No. 128) was issued. The Statement is effective for both interim and annual periods ending after December 15, 1997, and it replaces the presentation of "primary" EPS with a presentation of "basic" EPS. Basic EPS excludes dilution and is computed by dividing income available to holders of common stock by the weighted-average number of common shares outstanding during the period. The Statement also requires the presentation of diluted EPS, if applicable, which is computed similarly to "fully diluted" EPS under existing accounting rules. Restatement of prior years' EPS, if necessary, is also required by this Statement. The adoption of SFAS No. 128 by the Corporation will have no impact on the Corporation's computation of EPS.

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

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the three and nine months ended September 30, 1997 (the "1997 quarter" and "1997 period," respectively) reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 1997 period primarily due to a gain from the sale of rights to service residential mortgage loans, a gain resulting from the termination of its defined-benefit pension plan, an increase in net interest income and a decrease in the provision for loan loss to a recovery compared to the period ended September 30, 1996 (the "1996 period"). On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of its portfolio of loans serviced for others. The Corporation received net proceeds of $2.6 million. Certain assets and expenses totaling $1.2 million consisting mainly of capitalized mortgage-servicing rights and capitalized excess service fees, were charged against this gain resulting in a pre-tax profit of $1.4 million. Please see "Loans and Loans Held-For-Sale," "Other Assets" and "Non-Interest Income" under "Results of Operations for the Nine-Months Ended September 30, 1997," for further discussion on this item. Also, during the 1997 quarter the Bank terminated its defined-benefit pension plan resulting in a pre-income-tax gain of $457,000 from excess plan assets reverting back to the Bank. Please see "Non-Interest Income" under "Results of Operations for the Three-Months September 30, 1997" for further discussion on this item.

         Real estate acquired by foreclosure increased by $80,000 to $1.7 million at September 30, 1997 from December 31, 1996. Nonperforming loans decreased by $1.6 million to $1.1 million during the 1997 period. Management continues to monitor these non-performing asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 1997. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months.

INTEREST-RATE SENSITIVITY POSITION


                                                                           SEPTEMBER 30, 1997
                                                                           ------------------
                                                   0-3            3-6               6-12               1-5            OVER 5
                                                  MONTHS         MONTHS            MONTHS             YEARS            YEARS
                                                 --------       --------          --------           -------          -------
                                                                         (Dollars in Thousands)

INTEREST SENSITIVE ASSETS:
Investment securities.......................     $ 27,282       $ 10,279          $ 13,100           $21,775          $    --
Loans held for sale.........................          569             --                --                --               --
Adjustable-rate loans.......................       66,313         21,988            69,695            41,100              400
Fixed-rate loans............................        6,879            899             5,356            12,004            8,334
Mortgage-backed securities..................        3,709          5,956            13,300            10,713            4,672
                                                 --------       --------          --------           -------          -------
   Total interest sensitive assets..........      104,752         39,122           101,451            85,592           13,406
                                                 --------       --------          --------           -------          -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts...................................       13,314         13,314                --                --               --
Time deposits...............................       26,279         41,742            36,104            36,482                8
Other deposits (a)..........................       67,877         67,430                --                --               --
Borrowings..................................        3,158             --                --                14              657
                                                 --------       --------          --------           -------          -------
   Total interest sensitive liabilities.....      110,628        122,486            36,104            36,496              665
                                                 --------       --------          --------           -------          -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities......................     $ (5,876)      $(83,364)         $ 65,347           $49,096          $12,741
                                                 ========       ========          ========           =======          =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities......     $ (5,876)      $(89,240)         $(23,893)          $25,203          $37,944
                                                 ========       ========          ========           =======          =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities.............         94.7%          61.7%             91.1%            108.2%           112.4%
                                                 ========       ========          ========           =======          =======

Cumulative excess (deficiency) as a
 percentage of total assets.................         (1.6)%        (24.5)%            (6.6)%             6.9%            10.4%
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

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $671,000 at September 30, 1997.

         During 1997, the primary sources of liquidity were $17.1 million in loan sales, proceeds from sale of investments of $1.1 million, proceeds from maturities of investment securities of $30.5 million, proceeds from paydowns of mortgage-backed securities of $5.8 million, and $2.6 million from the sale of rights to service residential mortgage loans. Primary uses of funds were $65.4 million in residential, commercial real estate and commercial loan originations, $30.0 million to purchase investment securities and $2.0 million to pay down Federal Home Loan Bank advances. At September 30, 1997, the Bank had $7.5 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. The Corporation pays dividends to its shareholders which are funded by dividends paid by the Bank to the Corporation. Dividends paid by the Corporation is the primary use of this liquidity.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 1997:


                                                          (IN  THOUSANDS)
     WITHIN ONE YEAR
     ---------------

           Less than 3 months......................            $ 3,104
           3 to 6 months...........................              5,789
           6 to 12 months..........................              5,127
                                                               -------
                                                                14,020
           More than 12 months.....................              3,664
                                                               -------
                                                               $17,684
                                                               =======

CAPITAL ADEQUACY

         Total stockholders' equity at September 30, 1997 was $38.8 million, an increase of $4.4 million from $34.4 million at the end of 1996. Included in stockholders' equity at September 30, 1997 is an unrealized gain on marketable securities available for sale, which increased stockholders' equity, of $1.3 million as compared to an unrealized gain at December 31, 1996 of $738,000. This positive change in the market value of marketable securities available for sale was due mainly to decreased interest rates during the 1997 period. Future interest-rate increases could reduce the market value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.65% at September 30, 1997 compared to 9.60% at December 31, 1996.

         At September 30, 1997, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. At September 30, 1997, net of applicable income taxes, the unrealized gain on marketable securities available for sale was $1.3 million.

         The Federal Reserve Board's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies, including the Corporation, are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 1997, the FRB leverage capital ratio was 10.76% compared to 9.48% at December 31, 1996.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 1997, the Bank's leverage capital ratio, under FDIC guidelines, was 9.75% compared to 9.14% at December 31, 1996.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 14.87% and 13.96%, respectively, at September 30, 1997 compared to 14.72% and 14.28% at December 31, 1996, thus exceeding their risk-based capital requirements.

         As of September 30, 1997, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 13.96%, 12.71%, and 9.75%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets increased to $364.1 million at September 30, 1997 from $359.0 million at December 31, 1996. Increases in commercial real estate loans, commercial construction loans, and commercial loans were partially offset by decreases in investments available for sale, residential mortgage loans and from the elimination of certain "other" assets related to the sale of the rights to service residential mortgage loans consisting mainly of capitalized mortgage-servicing rights and capitalized excess servicing fees. The elimination of these "other" assets was partially offset by an increase in the receivable related to the termination of the Bank's defined-benefit pension plan.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of overnight investments, investment and mortgage-backed securities available for sale, and other investments, decreased to $114.6 million at September 30, 1997 from $118.3 million at December 31, 1996. This decrease was due to various maturities of U.S. Treasury and U.S. Government Agency obligations and corporate notes. Mortgage-backed securities decreased to $39.1 million at September 30, 1997 from $42.7 million at December 31, 1996 due to $5.8 million of principal payments during the 1997 period partially offset by a $1.9 million securitization of adjustable-rate residential mortgage loans. The market value of these investments increased during 1997 due mainly to the decrease in interest rates from December 31, 1996. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 1997 ARE AS FOLLOWS:

                                                                          GROSS             GROSS
                                                     AMORTIZED          UNREALIZED        UNREALIZED        MARKET
                                                       COST               GAINS             LOSSES          VALUE
                                                     ---------          ----------        ----------       --------
                                                                               (IN THOUSANDS)

OVERNIGHT

Money market funds..........................          $     87            $   --            $  --          $     87
Federal funds sold..........................             7,365                --               --             7,365
                                                      --------            ------            -----          --------
                                                         7,452                --               --             7,452
                                                      --------            ------            -----          --------
AVAILABLE-FOR-SALE

Fixed income mutual funds...................            18,990               642               --            19,632
FNMA mortgage-backed securities.............            24,857               917               --            25,774
GNMA mortgage-backed securities.............            13,493                --             (203)           13,290
U.S. Government and related
 obligations................................            15,603                13              (10)           15,606
Corporate notes.............................            17,880                15               (1)           17,894
Common stock................................                21                54               --                75
Preferred stock.............................             7,900               645               --             8,545
                                                      --------            ------            -----          --------
                                                        98,744             2,286             (214)          100,816
                                                      --------            ------            -----          --------

OTHER

Foreign government bonds and
  notes.....................................               500                --               --               500
Stock in Federal Home Loan Bank
  of Boston.................................             4,110                --               --             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108                --               --               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576               240               --             1,816
                                                      --------            ------            -----          --------
                                                         6,294               240               --             6,534
                                                      --------            ------            -----          --------
                                                      $112,490            $2,526            $(214)         $114,802
                                                      ========            ======            =====          ========


LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $8.7 million during the 1997 period to $234.6 million at September 30, 1997. This increase is primarily the result of increases in commercial, commercial real estate and commercial construction loans partially offset by paydowns and payoffs of residential mortgage loans, securitization of residential mortgage loans and from the sale of the residential mortgage loans held for sale at December 31, 1996. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of September 30, 1997 and December 31, 1996 (in thousands):


                                       SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                       ------------------     -----------------

Residential mortgages..............         $ 57,181               $ 66,654
Commercial real estate.............          116,681                107,428
Commercial construction ...........           18,330                 10,742
Commercial loans...................           21,467                 16,458
Consumer loans.....................           20,416                 21,564
                                            --------               --------
                                            $234,075               $222,846
                                            ========               ========


         Residential mortgage loan originations during the 1997 period were $20.1 million compared to $29.3 million in the 1996 period. The Corporation sold or securitized loans totaling $19.0 million during the 1997 period compared to $26.5 million sold in the 1996 period. At September 30, 1997, the Corporation held $569,000 of fixed rate residential mortgage loans for sale compared to $3.0 million at December 31, 1996.

         On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. In the future, the Corporation intends to sell servicing released all residential fixed-rate mortgage loans it originates, and it will continue to service the loans it owns.

CREDIT QUALITY

IMPAIRED LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 1997 and December 31, 1996 there were five loans considered impaired and accruing totaling $864,000.

NONPERFORMING LOANS

         Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status were $1.1 million at September 30, 1997 compared to $2.7 million at December 31, 1996. Included in nonperforming loans are three loans considered impaired and nonaccruing in the amount of $865,000 at September 30, 1997 as compared to six loans considered impaired and nonaccruing totaling $1.9 million at December 31, 1996. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at:

                                                     SEPTEMBER 30, 1997           DECEMBER 31, 1996
                                                     ------------------           -----------------
                                                                 (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears.........           $   --                     $    0
Nonaccrual loans..................................            1,107                      2,712
                                                             ------                     ------
Total nonperforming loans.........................           $1,107                     $2,712
                                                             ======                     ======
Percentage of nonperforming loans to:
Total loans.......................................             0.47%                      1.22%
                                                             ======                     ======
Total assets......................................             0.30%                      0.76%
                                                             ======                     ======


REAL ESTATE ACQUIRED BY FORECLOSURE

         Real estate acquired by foreclosure totaled $1.7 million at September 30, 1997 compared to $2.2 million at December 31, 1996. Real estate acquired by foreclosure, net of an allowance for loss, is reflected at the lower of the net carrying value or fair value of the property less estimated cost of disposition. These properties consist mainly of land and single-family and multi-family dwellings.

         The Corporation had a provision for losses of $208,000 on real estate acquired by foreclosure, net of gains on sale, in the 1997 period compared to a gain of $20,000 in the 1996 period. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

         Changes in the allowance for losses on real estate acquired by foreclosure for the nine months ended September 30, 1997 are as follows:

                                                          (IN THOUSANDS)

         Balance at December 31, 1996..............            $160
         Provision charged to expense..............             210
         Net charge-offs...........................              (2)
                                                               ----
         Balance at September 30, 1997.............            $368
                                                               ====

         Gains on sale and recoveries on real estate acquired by foreclosure were $2,000 in the 1997 period.

         In summary, nonperforming assets are as follows (in thousands):

                                             SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                             ------------------     -----------------

Nonperforming loans..........................        $1,107               $2,712
Real estate acquired by foreclosure..........         1,684                2,230
                                                     ------               ------
Total nonperforming assets...................        $2,791               $4,942
                                                     ======               ======

Total nonperforming assets as a
   percentage of total assets................          0.8%                 1.4%


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses was $4.1 million at September 30, 1997 and $4.5 million at December 31, 1996. The following table presents the activity in the allowance for loan losses for the six months ended September 30, 1997 (dollars in thousands):


Balance at beginning of period....................................      $4,533
                                                                        ------

Losses charged to the allowance:
    Residential mortgage..........................................         204
    Commercial mortgage and construction..........................         309
    Commercial loans..............................................           -
    Consumer loans................................................           9
                                                                        ------
                                                                           522
                                                                        ------
Loan recoveries:
    Residential mortgage..........................................          68
    Commercial mortgage and construction..........................         232
    Commercial loans..............................................         112
    Consumer loans................................................           7
                                                                        ------
                                                                           419
                                                                        ------
Net charge-offs...................................................        (103)
                                                                        ------

Provision for (recovery of) loan losses (credited) to income......        (364)
                                                                        ------
Balance at end of period..........................................      $4,066
                                                                        ======

Allowance to total loans at end of period.........................        1.74%
                                                                        ======

Allowance to nonperforming loans at end of period.................       367.3%
                                                                        ======

Allocation of ending balance:
    Residential mortgage..........................................      $  838
    Commercial mortgage and construction..........................       2,605
    Commercial loans..............................................         305
    Consumer loans................................................         318
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

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.7 million of impaired loans, of which $1.4 million is measured using the present value method and $372,000 using the fair value method, is $271,000.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 1997, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

         Included in other assets at September 30, 1997 and December 31, 1996 are $1,058,000 and $980,000, respectively, of deferred income taxes receivable. Also included in other assets was a current income tax receivable of none at September 30, 1997 compared to $278,000 at December 31, 1996. In addition, a receivable related to the termination of the pension plan of $1.8 million at September 30, 1997 compared to prepaid pension asset of $864,000 at December 31, 1996 is included in other assets. The $1.8 million was received by the Bank in October 1997. As noted previously, on January 31, 1997, the Bank sold its rights to service approximately $209 million of residential mortgage loans. In that regard the entire balance of mortgage-servicing rights and capitalized excess servicing fees were charged against the gain from the sale of mortgage-servicing rights. These assets were included in other assets at December 31, 1996 and had balances of $682,000 and $344,000, respectively.

LIABILITIES

         Deposits decreased to $316.0 million at September 30, 1997 from $316.4 million at December 31, 1996. This decrease took place primarily in demand and savings deposits and was partially offset by increases in NOW, time deposits and money market deposit accounts.

         Federal Home Loan Bank of Boston advances decreased to $671,000 at September 30, 1997 from $2.7 million at December 31, 1996. Securities sold under agreement to repurchase were $3.2 million at September 30, 1997 compared to $2.2 million at December 31, 1996.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

GENERAL

         The Corporation recorded a profit for the 1997 quarter of $1.7 million compared to a profit for the 1996 quarter of $1.6 million. The increase in the 1997 quarter profit is primarily due to the Bank's termination of its defined-benefit pension plan, which resulted in a gain of $457,000 from excess plan assets reverting to the Bank, an increase in net interest income and a decrease in non-interest expense partially offset by a decrease in loan and customer service fees. Income before taxes was $2.9 million in the 1997 quarter compared to $2.4 million in the 1996 quarter.

         Net interest income for the 1997 and 1996 quarters was $4.3 million and $4.1 million, respectively. The weighted average interest rate spread for the 1997 quarter was 4.79% and 4.67% for the 1996 quarter. The net yield on average earning assets was 4.95% for the 1997 quarter and 4.86% for the 1996 quarter.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income was $7.1 million for the 1997 quarter and $6.9 million for the 1996 quarter. Interest on loans increased to $5.3 million for the 1997 quarter from $5.1 million for the 1996 quarter. This increase is primarily the result of an increase in average loan yields to 9.23% for the 1997 quarter from 9.14% for the 1996 quarter as well as an increase in average loans outstanding for the 1997 quarter compared to the 1996 quarter. Interest and dividends on investments increased to $1.1 million from $1.0 million for the 1997 and 1996 quarters, respectively. This increase is attributed to an increase in the average amount of investments held despite a decrease in the average yield on investments to 6.07% for the 1997 quarter from 6.21% for the 1996 quarter. Mortgage-backed securities income decreased to $697,000 in the 1997 quarter from $799,000 in the 1996 quarter primarily due to a decrease in the average amount of mortgage-backed securities held. The average yield was 7.33% in the 1997 quarter compared to 7.15% in the 1996 quarter.

INTEREST EXPENSE

         Interest on deposits was $2.8 million for the 1997 and the 1996 quarters. The average cost of deposits increased to 3.55% for the 1997 quarter compared to 3.54% for the 1996 quarter, while average interest-bearing deposits outstanding also increased slightly during the 1997 quarter. Interest on borrowed funds decreased to $30,000 from $69,000 for the 1997 and 1996 quarters, respectively. This decrease is primarily related to a decrease in borrowings. The average cost of borrowings was 2.57% for the 1997 quarter and 4.47% for the 1996 quarter.

NON-INTEREST INCOME

         Total non-interest income for the 1997 quarter was $760,000 compared to $563,000 for the 1996 quarter. The gain from the termination of the Bank's defined benefit pension plan was $457,000 for the 1997 quarter. This gain was partially offset by a decrease in loan servicing fees from $174,000 in the 1996 quarter to $1,000 in the 1997 quarter. This decrease is the results of the sale of mortgage servicing rights during the first quarter of 1997. Because the Corporation has sold its mortgage servicing rights, it no longer generates loan servicing fees. Customer service fee income decreased to $213,000 in the 1997 quarter from $311,000 in the 1996 quarter due to one-time fee income received in the 1996 quarter. The gain from the sale of investment securities, net was $21,000 in the 1997 quarter compared to zero in the 1996 quarter. Gains from the sale of mortgage loans was $38,000 in the 1997 quarter and $76,000 in the 1996 quarter. The Corporation also realized a $29,000 gain from the sale of mortgage servicing rights in the 1997 quarter related to the securitization of loans in its portfolio.

NON-INTEREST EXPENSE

         Total non-interest expense was $2.3 million in the 1997 quarter and $2.4 million in the 1996 quarter. Decreases in professional services, marketing and real estate operations expenses were partially offset by increases in occupancy and equipment and outside data processing expense.

INCOME TAX EXPENSE

         The income tax expense for the 1997 quarter was $1.2 million compared to $821,000 for the 1996 quarter. This increase is due to higher taxable income and from a higher effective tax rate of 40.5% in the 1997 quarter compared to 34.2% in the 1996 quarter. This rate increase is due mainly to certain costs related to the pension plan termination not being eligible for income-tax deductions. The net deferred tax asset at September 30, 1997 is $1.1 million compared to a net deferred tax asset of $980,000 at December 31, 1996.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

GENERAL

         The Corporation recorded a profit for the 1997 period of $5.8 million compared to a net profit for the 1996 period of $4.7 million, primarily due to a gain from the sale of rights to service mortgage loans, a gain from the termination of pension plan, an increase in net interest income and a decrease in the provision for loan loss to a recovery. Income before taxes was $8.7 million for the 1997 period compared to $6.9 million in the 1996 periods.

         Net interest income for the 1997 period was $12.8 million compared to $12.3 million for the 1996 period. The weighted average interest rate spread for the 1997 period was 4.78% compared to 4.72% for the 1996 period. The net yield on average earning assets was 4.97% for the 1997 period and 4.91% for the 1996 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $21.2 million for the 1997 period from $20.8 million for the 1996 period. Interest on loans increased to $15.7 million for the 1997 period from $15.1 million for the 1996 period. This increase is primarily the result of a higher volume of loans outstanding during the 1997 period and from an increase in average loan yield to 9.24% for the 1997 period from 9.20% for the 1996 period. Interest and dividends on investments was $3.3 million for the 1997 and 1996 periods, respectively. The average amount of investments held increased and the average yield on investments decreased to 6.02% for the 1997 period from 6.36% for the 1996 period. Mortgage-backed securities income was $2.2 million for the 1997 period and $2.5 million for the 1996 period primarily due to a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

         Interest on deposits increased to $8.4 million in the 1997 period from $8.3 million for the 1996 period. This increase was primarily related to an increase in average interest-bearing deposits outstanding during the 1997 period offset by a decrease in average cost of deposits during 1997 to 3.52% in the 1997 period from 3.57% for the 1996 period. Interest on borrowed funds decreased to $112,000 from $251,000 for the 1996 period. This decrease is primarily related to a decrease in borrowed funds.

NON-INTEREST INCOME

         Total non-interest income for the 1997 period was $3.0 million compared to $1.8 million for the 1996 period. The gain from the sale of mortgage service rights, noted above, was $1.4 million for the 1997 period. The gain from termination of pension plan also noted above, was $457,000 in the 1997 period. The gain from the sale of mortgage loans was $129,000 in the 1997 period compared to $258,000 in the 1996 period. Loan servicing fees were $117,000 for the 1997 period compared to $478,000 in the 1996 period. This decrease is mainly due to the sale of the above-mentioned mortgage servicing rights. The gains from the sale of investment securities was $120,000 for the 1997 period compared to $241,000 in the 1996 period.

NON-INTEREST EXPENSE

         Total non-interest expense increased to $7.4 million in the 1997 period from $7.1 million in the 1996 period. This increase is primarily attributed to an increase in real estate operations expense to $390,000 in the 1997 period from $155,000 in the 1996 period mainly due to a writedown in the value of real estate owned through foreclosure.

INCOME TAX EXPENSE

         Income tax expense for the 1997 period was $2.9 million compared to $2.3 million for the 1996 period. As a result of the capital gain generated from the sale of mortgage-servicing rights, the Corporation was able to recognize a tax benefit in the amount of $279,000 in the 1997 period from capital losses of prior periods. This compares to a tax credit of $400,000 recognized in the 1996 period in connection with an IRS audit. Also, depending on the outcome of certain tax rulings by federal and state taxing authorities over the next one-to-two years not specific to Warren Bancorp, the Corporation may have the ability to record additional tax credits of up to an estimated $470,000 in future periods.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS
            None


ITEM 2.     CHANGES IN SECURITIES
            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None


ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            On September 2, 1997 the Corporation filed a current report on Form 8-K and on September 5, 1997 filed an amended current report on Form 8-K/A, both regarding a change in its certifying accountant.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WARREN BANCORP, INC.





DATE:  November 14, 1997                     By: /s/ George W. Phillips
                                                 ----------------------------
                                                 George W. Phillips
                                                 President and
                                                 Chief Executive Officer



DATE:  November 14, 1997                     By: /s/ Paul M. Peduto
                                                 ----------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)