Form 10-K
period 1997-12-31
WARREN BANCORP INC
filed 1998-03-30
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

      [X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM     TO
                           COMMISSION FILE NO. 0-17222

                              WARREN BANCORP, INC.
             (Exact Name of registrant as specified in the charter)
                               ------------------

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

                                 (978) 531-7400
              (Registrant's telephone number, including area code)
                              --------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing sale price for the registrant's common stock on March 1, 1998, as reported by NASDAQ was $76,404,114.

         The number of shares of the registrant's common stock outstanding as of March 1, 1998 was 3,816,992.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 1998 are incorporated by reference into the Annual Report as portions of Part III of Form 10-K.

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                                                      Page
                                                                                                                      ----

Item  1.  Business.................................................................................................   25-28

Item  2.  Properties...............................................................................................      19

Item  3.  Legal Proceedings........................................................................................      19

Item  4.  Submission of Matters to a Vote of Security Holders......................................................      28

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................      73

Item  6.  Selected Financial Data..................................................................................       2

Item  7.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................................................    8-25

Item  8.  Financial Statements and Supplementary Data..............................................................   30-70

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures..............................................................................................      28

Item 10.  Directors and Executive Officers of the Corporation......................................................      29

Item 11.  Executive Compensation...................................................................................      29

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................................      29

Item 13.  Certain Relationships and Related Transactions...........................................................      29

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................      71

                STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2)      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
          and Interest Differential................................................................................   21-22

(3)      Investment Portfolio......................................................................................      14

(4)      Loan Portfolio............................................................................................      15

(5)      Summary of Loan Loss Experience...........................................................................      18

(6)      Deposits..................................................................................................      20

(7)      Return on Equity and Assets...............................................................................       2

(8)      Short-Term Borrowings ....................................................................................      51

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Annual Report, including Form 10-K, constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Corporation and may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the year ending December 31, 1997 (the "1997 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 1997 period primarily due to gains from sales of rights to service residential mortgage loans, a gain resulting from the termination of its defined-benefit pension plan, an increase in net interest income and a decrease in the provision for loan loss to a recovery compared to the year ended December 31, 1996 (the "1996 period"). On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of its portfolio of loans serviced for others. The Corporation received net proceeds of $2.6 million. Certain assets and expenses totaling $1.2 million consisting mainly of capitalized mortgage-servicing rights and capitalized excess service fees, were charged against this gain resulting in a pre-tax gain of $1.4 million. Please see "Loans and Loans Held-for-Sale," and "Other Assets and "Non-Interest Income" under "Results of Operations-1997 Compared to 1996," in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion. Also, during the 1997 period the Bank terminated its defined-benefit pension plan resulting in a pre-income tax gain of $538,000 from excess plan assets reverting back to the Bank. Please see "Non-interest Income" under "Results of Operations-1997 Compared to 1996," for further discussion on this item.

         Stockholders' equity increased in 1997 due to profits and to an increase in the unrealized gain on securities available for sale, net of income taxes. These increases were partially offset by the payment of dividends. The increase in the unrealized gain was primarily the result of decreased interest rates during the 1997 period. Future increases in interest rates could reduce the value of the securities portfolio and stockholders' equity.

         Real estate acquired by foreclosure decreased by $220,000 to $2.0 million at December 31, 1997 and nonperforming loans decreased by $2.4 million to $347,000 during the 1997 period from December 31, 1996. Management continues to monitor those nonperforming asset portfolios closely. If conditions in the Massachusetts real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

         In 1997, the Corporation paid regular quarterly dividends totaling $.50 per share and paid a special dividend of $.37 per share.

         The Board of Directors has authorized management to repurchase up to 225,000 shares of its common shares in the open market. The repurchase program commenced on April 22, 1996 and may be discontinued at any time. Through December 31, 1997, the Corporation had purchased 98,000 shares at a total cost of $1.2 million. The Corporation did not repurchase any shares in 1997. The 127,000 remaining authorized shares represent approximately 3% of the outstanding shares.

REGULATORY PROCEEDINGS

         There were no regulatory proceedings in 1997. In February 1995, the FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") terminated the Cease and Desist Order (the "Order") which the Bank had consented to in December 1991 and had been in effect since that time. The Order was replaced by informal supervisory arrangements set forth in resolutions of the Bank's Board of Directors adopted in February 1995. In the fourth quarter of 1995, the Bank was informed by the FDIC and the Commissioner that the Board resolutions were no longer necessary, and the Bank's Board of Directors dissolved those resolutions.

YEAR 2000

         The Corporation has developed plans to address the possible exposures related to the impact on its computer systems and key service providers of the year 2000.

         In 1998, the Corporation will either renew its contract with its current outside data processing service provider or convert to a new service provider. In either case, the data service provider will ensure year-2000 compliance, and the costs related to that aspect of the year-2000 effort are the responsibility of the provider. Management will ensure that the service provider has the financial resources to complete the effort.

         As part of its 1998 business plan, the Corporation will upgrade its personal computers and related software, all of which will be year-2000 certified upon purchase. Because the Corporation is updating systems as part of its ongoing operations and the hardware and software upgrades are a necessary result of that effort, management estimates that the incremental costs incurred by the Corporation for year-2000 compliance will not be material.

         The ability of third parties, including the Corporation's borrowers, with whom the Corporation transacts business to adequately address their year-2000 issues is outside of the Corporation's control. Failure of such third parties of the Corporation to adequately address their respective year-2000 issues could have a material adverse effect on the Corporation's financial condition and results of operation.

ASSET/LIABILITY MANAGEMENT

         A primary objective of the Corporation's asset/liability management policy is to manage the Corporation's prevalent market risk, interest-rate risk, over time to achieve a prudent level of net interest income in changing interest-rate environments. Management's strategies are intended to be responsive to changes in interest rates and to recognize market demands for particular types of deposit and loan products. These strategies are overseen by an internal Asset/Liability Management Committee and by the Bank's Board of Directors, and the risks are managed with techniques such as simulation analysis, which measures the effect on net interest income of possible changes in interest rates, and "gap" analysis, using models similar to the one shown on the following page.

         The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specify that if short-term interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should decline by less than 13%. The following table reflects the Corporation's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in short-term interest rates:

                                       Estimated increase (decrease) in
        Rate change (basis points)           net interest income
        --------------------------           -------------------

                 +100                               4.2%
                 -100                              (4.4)%

         Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

         The following table summarizes the Corporation's interest-rate sensitivity position as of December 31, 1997. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at anytime, they are presented in the table below based on an assumed maturity of six months. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                    DECEMBER 31, 1997
                                                                    -----------------
                                                       WITHIN ONE YEAR
                                           ---------------------------------------------------------------
                                              0-3            3-6            6-12         1-5       OVER 5
                                             MONTHS         MONTHS         MONTHS       YEARS       YEARS
                                             ------         ------         ------       -----       -----
                                                                 (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................    $  28,306      $   9,291      $ 18,206      $24,824     $  --
Loans held for sale ...................        1,031           --            --           --          --
Adjustable-rate loans .................       71,430         29,648        58,477       47,388        --
Fixed-rate loans ......................        6,369          1,995         4,697       12,771       7,641
Mortgage-backed securities ............        1,736          3,821        14,774        7,035       2,380
                                           ---------      ---------      --------      -------     -------
   Total interest sensitive assets ....      108,872         44,755        96,154       92,018      10,021
                                           ---------      ---------      --------      -------     -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................       15,922         13,314          --           --          --
Time deposits .........................       43,263         28,544        30,310       43,498           9
Other deposits(a) .....................       66,640         67,430            94         --          --
Borrowings ............................        2,255           --            --             14         657
                                           ---------      ---------      --------      -------     -------
   Total interest sensitive
     liabilities ......................      128,080        109,288        30,404       43,512         666
                                           ---------      ---------      --------      -------     -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................    $ (19,208)     $ (64,533)     $ 65,750      $48,506     $ 9,355
                                           =========      =========      ========      =======     =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive
   liabilities ........................    $ (19,208)     $ (83,741)     $(17,991)     $30,515     $39,870
                                           =========      =========      ========      =======     =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......         85.0%          64.7%         93.3%       109.8%      112.8%
                                           =========      =========      ========      =======     =======

Cumulative excess (deficiency) as a
 percentage of total assets ...........         (5.2)%        (22.6)%        (4.8)%        8.2%       10.7%
                                           =========      =========      ========      =======     =======

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

During 1997, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $671,000 at December 31, 1997 compared to $2.7 million at December 31, 1996.

         During 1997, the primary sources of liquidity were $24.4 million in loan sales, proceeds from sales and maturities of investments of $47.3 million, proceeds from the sales of rights to service mortgage loans of $2.6 million and proceeds from sale and paydowns of mortgage-backed securities of $14.2 million. Primary uses of funds were $94.7 million in residential, commercial real estate and commercial loan originations, $55.1 million to purchase investment securities and $2.0 million to pay down Federal Home Loan Bank advances. At December 31, 1997, the Bank had $6.3 million in money market funds and overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid by the Corporation are the primary uses of this liquidity.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at December 31, 1997:


                  Within one year:                              (IN THOUSANDS)
                      Less than 3 months .......................   $ 7,123
                      3 to 6 months ............................     3,409
                      6 to 12 months ...........................     4,416
                                                                   -------
                                                                    14,948
                  More than one year ...........................     6,637
                                                                   -------
                                                                   $21,585
                                                                   =======

CAPITAL ADEQUACY

         Total stockholders' equity at December 31, 1997 was $40.0 million, an increase of $5.6 million from $34.4 million at the end of 1996. Included in stockholders' equity is an unrealized gain on securities available for sale, which increased stockholders' equity, of $1,416,000 as compared to an unrealized gain at December 31, 1996 of $738,000. This favorable change in the fair value of securities available for sale was due mainly to decreased interest rates during the 1997 period. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.79% at December 31, 1997 compared to 9.60% at December 31, 1996.

         At December 31, 1997, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculations of Tier I capital. In addition, they require the recognition of unrealized losses on marketable equity securities as a reduction of Tier I capital. At December 31, 1997, net of applicable income taxes, the unrealized gain on securities available for sale was $1,416,000, of which the unrealized loss on marketable equity securities was zero.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At December 31, 1997, the FRB leverage capital ratio was 10.58% compared to 9.48% at December 31, 1996.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At December 31, 1997, the Bank's leverage capital ratio, under FDIC guidelines, was 9.22% compared to 9.14% at December 31, 1996.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% total risk-based capital ratio. The Corporation's and the Bank's total risk-based capital ratios were 14.15% and 12.54%, respectively, at December 31, 1997 compared to 14.72% and 14.28%, respectively, at December 31, 1996 for both the Corporation and the Bank, thus exceeding their risk-based capital requirements.

         As of December 31, 1997, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.54%, 11.29%, and 9.22%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets increased to $371.0 million at December 31, 1997 from $359.0 million at December 31, 1996. Increases occurred in cash and due from banks, commercial loans and commercial real estate loans and were partially offset by decreases in residential mortgage loans, money market funds and overnight investments, and investments and mortgage-backed securities available for sale and from the elimination of certain "other" assets related to the sale of the rights to service residential mortgage loans consisting mainly of capitalized mortgage-servicing rights and capitalized excess servicing fees.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of money market funds and overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, decreased to $114.3 million at December 31, 1997 from $118.3 million at December 31, 1996. A majority of this decrease was from the sale of mortgage-backed securities, maturities of U.S. Treasury and U.S. Government Agency obligations and paydowns of mortgage-backed securities. This decrease was partially offset by additional purchases of corporate notes. Mortgage-backed securities decreased to $29.7 million at December 31, 1997 from $42.7 million at December 31, 1996 due to sales and paydowns of the underlying loans partially offset by the securitization of $1.9 million of loans into mortgage-backed securities. The increase in the fair value of these investments was primarily due to the decrease in interest rates during 1997. Increases in interest rates could reduce the value of these investments.

         INVESTMENTS. Certain information regarding the Corporation's investments as of December 31 is presented below (in thousands):

                                                                                    1997              1996
                                                                                    ----              ----
Amortized Cost:
   Money market funds and overnight investments........................         $  6,288          $  6,733
   U.S. Treasury and U.S. Government Agency
      obligations available for sale...................................           10,536            24,636
   Foreign government bond held to maturity............................              500               500
   Fixed-income mutual funds available for sale........................           19,009            18,990
   Mortgage-backed securities available for sale.......................           29,746            42,234
   Corporate notes available for sale..................................           32,286            10,000
   Common and preferred stock available for sale.......................            7,919             7,942
   Other investments...................................................            5,794             6,178
                                                                                --------          --------
Total amortized cost...................................................          112,078           117,213
Unrealized gain on investment securities
   available for sale..................................................            2,202             1,135
                                                                                --------          -------
Total carrying value...................................................         $114,280          $118,348
                                                                                ========          ========
Total fair value of investment securities..............................         $114,520          $118,588
                                                                                ========          ========

         The following table presents the maturity distribution of the investment securities portfolio and the weighted average yield for each type and range of maturity as of December 31, 1997. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate mortgage-backed security amortization and prepayments (dollars in thousands).


                                      WITHIN            ONE TO            FIVE TO           OVER
                                    ONE  YEAR         FIVE YEARS         TEN YEARS        TEN YEARS            TOTAL
                                    ---------         ----------         ---------        ---------            -----
                                AMOUNT    YIELD    AMOUNT     YIELD    AMOUNT  YIELD    AMOUNT  YIELD     AMOUNT     YIELD
                                ------    -----    ------     -----    ------  -----    ------  -----     ------     -----
Money market funds and
 overnight investments.....   $  6,288    5.64%   $    --       -- %   $  --     -- %    $ --     -- %   $  6,288    5.64%
U.S. Treasury and agency
 obligations  available
  for sale.................   $  8,006    5.77       2,530     5.49       --     --       --      --       10,536    5.70
Mortgage-backed securities
 available for sale........     20,330    7.70       7,035     7.03     2,363   6.14       18    6.14      29,746    7.42
Corporate notes
 available for sale........     29,250    5.88       3,036     5.99       --     --       --      --       32,286    5.89
Foreign government bonds
 held to maturity..........        250    7.50         --       --        250   7.80      --      --          500    7.65
                               -------            --------             ------           -----            --------
                               $64,124    6.41%   $ 12,601     6.47%   $2,613   6.30%   $  18    6.14%   $ 79,356    6.43%
                               =======            ========             ======           =====            ========

         At December 31, 1997, the Corporation did not hold securities of any single issuer, excluding U.S. Treasury and U.S. Government Agency obligations and FHLB of Boston stock, that exceeded ten percent of stockholders' equity at December 31, 1997.

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $16.0 million during the 1997 period to $241.8 million at December 31, 1997. This increase is primarily the result of increased commercial, commercial construction and commercial real estate loans partially offset by loan paydowns and payoffs in residential mortgage loans and the securitization of $1.9 million of residential mortgage loans into mortgage-backed securities. Commercial, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of December 31 (in thousands):

                                                1997             1996              1995              1994             1993
                                                ----             ----              ----              ----             ----
Residential mortgages..................      $ 52,707          $ 66,654         $ 85,276          $104,724         $110,373
Commercial real estate.................       125,832           107,428           94,341            83,846           73,707
Commercial construction ...............        19,739            10,742            6,254             3,914            1,129
Commercial loans.......................        22,259            16,458            8,490             4,964            4,936
Consumer loans.........................        20,226            21,564           22,331            25,065           28,218
                                             --------          --------         --------          --------         --------
                                             $240,763          $222,846         $216,692          $222,513         $218,363
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

         Residential mortgage loan originations decreased during 1997 to $32.0 million from $37.9 million in 1996. The Corporation originated $17.3 million in fixed-rate loans during 1997 compared to $24.2 million during 1996. Adjustable-rate loans totaling $14.7 million were originated during 1997 compared to $13.7 million during 1996. The Corporation sold or securitized loans totaling $26.3 million during 1997 compared to $32.3 million in 1996. At year-end 1997, the Corporation held $1.0 million of fixed-rate residential mortgage loans for sale compared to $3.0 million at year-end 1996.

         The following table sets forth a maturity distribution of the Corporation's commercial real estate, commercial construction, and commercial loans as of December 31, 1997. For purposes of compiling this table, fixed rate loans are treated as if the entire balance were due on the last contractual payment date. Adjustable-rate loans are shown at the adjustment period date. Based on experience with such loans, partial or full repayment of a portion of the Corporation's commercial real estate loans prior to contractual maturity can be expected.

                                                           WITHIN            ONE TO            OVER             TOTAL
                                                          ONE YEAR         FIVE YEARS       FIVE YEARS       GROSS LOANS
                                                          --------         ----------       ----------       -----------
                                                                                 (IN THOUSANDS)
Commercial real estate...............................    $ 89,287           $35,872          $    673         $125,832
Commercial construction..............................       3,954            14,418             1,367           19,739
Commercial loans.....................................      20,301             1,944                14           22,259
                                                         --------           -------          --------         ---------
     Total...........................................    $113,542           $52,234          $  2,054         $167,830
                                                         ========           =======          ========         ========
Loans with adjustable rate...........................                       $41,535          $  1,367
Loans with fixed rate................................                        10,699               687
                                                                            -------          --------
                                                                            $52,234          $  2,054
                                                                            =======          ========

         On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. Included in the sale were all mortgage servicing rights, the balance of which was charged against the total proceeds on the date of the sale. In the future, the Corporation intends to sell servicing released all residential fixed-rate mortgage loans it originates.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are considered to be collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At December 31, 1997, there were four loans considered impaired and accruing interest totaling $720,000.

         Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status, decreased to $347,000 at December 31, 1997 compared to $2.7 million at December 31, 1996. Included in these nonperforming loans are two loans considered impaired in the amount of $201,000 at December 31, 1997. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at December 31 (dollars in thousands):

                                             1997        1996         1995       1994       1993
                                             ----        ----         ----       ----       ----
Accruing loans 90 days or more
  past due ..........................       $  --       $  --       $  155     $   89     $  156
Nonaccrual loans ....................           347       2,712      4,084      3,244      1,731
                                            -------     -------     ------     ------     ------
Total nonperforming loans ...........       $   347     $ 2,712     $4,239     $3,333     $1,887
                                            =======     =======     ======     ======     ======

Percentage of nonperforming loans to:
Total loans .........................          0.14%       1.22%      1.96%      1.50%      0.86%
                                            =======     =======     ======     ======     ======
Total assets ........................          0.09%       0.76%      1.19%      0.96%      0.48%
                                            =======     =======     ======     ======     ======

         The decrease in nonaccrual loans between December 31, 1997 and December 31, 1996, was mainly in commercial real estate and residential mortgage loans. In addition, at December 31, 1997 and 1996, the Corporation had $1,213,000 and $784,000, respectively, of loans past due 60 to 89 days and still accruing interest not included above. These loans are closely monitored by management and they are considered in reviews of the adequacy of the loan loss reserve.

         The Corporation's lending activities are conducted throughout eastern Massachusetts with emphasis in Essex County, Massachusetts and contiguous counties, including those in southern New Hampshire, although from time to time loans will be made outside of this area. The Bank makes single family, residential construction, condominium and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrower's geographic area. The ability and willingness of commercial real estate and commercial loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector and the general economy in the borrower's geographic area.

REAL ESTATE ACQUIRED BY FORECLOSURE

         Real estate acquired by foreclosure totaled $2.0 million at December 31, 1997 compared to $2.2 million at December 31, 1996. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loan or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land and single family and multi-family dwellings.

         The Corporation had a write-down of $208,000 on real estate acquired by foreclosure, net of gains on sale, in the 1997 period compared to a net gain of $1,000 on the sale of real estate acquired by foreclosure in the 1996 period. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

         In summary, nonperforming assets are as follows (in thousands):

                                                       1997             1996              1995             1994            1993
                                                       ----             ----              ----             ----            ----
Nonperforming loans....................             $    347          $  2,712         $  4,239          $  3,333        $  1,887
Loans foreclosed in sub-
 stance*...............................                    -                 -                -             1,454           3,180
Real estate acquired by
 foreclosure...........................                2,010             2,230            3,092             6,900          11,790
                                                    --------          --------         --------          --------          ------
Total nonperforming assets.............             $  2,357          $  4,942         $  7,331          $ 11,687        $ 16,857
                                                    ========          ========         ========          ========        ========

* Reported with loans after December 31, 1994, and with real estate acquired by foreclosure for the two years prior. Prior-year balances have not been restated since management has deemed the reclassification to have an immaterial effect on the financial statements.

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the years ended December 31:

                                                                       ALLOWANCE FOR LOAN LOSSES
                                                                           (DOLLARS IN THOUSANDS)
                                                           1997         1996         1995         1994         1993
                                                           ----         ----         ----         ----         ----
Balance at beginning of period .....................    $ 4,533      $ 4,533      $ 4,789      $ 5,942      $ 6,136
                                                        -------      -------      -------      -------      -------
Losses charged to the allowance:
    Commercial .....................................       --           --           --           (108)         (45)
    Commercial mortgage ............................       (344)        (143)        (113)        (647)        (631)
    Residential mortgage ...........................       (241)        (280)        (472)        (561)        (784)
    Consumer loans .................................        (23)         (33)         (31)         (16)         (66)
                                                        -------      -------      -------      -------      -------
                                                           (608)        (456)        (616)      (1,332)      (1,526)
                                                        -------      -------      -------      -------      -------

Loan recoveries:
    Commercial .....................................        116           61           79           94           40
    Commercial mortgage
    and construction ...............................        248          233          255          276           24
    Residential mortgage ...........................         75           30          161           85          229
    Consumer loans .................................         18           16           19           11           16
                                                        -------      -------      -------      -------      -------
                                                            457          340          514          466          309
                                                        -------      -------      -------      -------      -------
    Net charge-offs ................................       (151)        (116)        (102)        (866)      (1,217)
Provision for (recovery of) loan
    losses charged (credited)
    to expense .....................................       (316)         116         (154)        (287)       1,023
                                                        -------      -------      -------      -------      -------
Balance at end of period ...........................    $ 4,066      $ 4,533      $ 4,533      $ 4,789      $ 5,942
                                                        =======      =======      =======      =======      =======

Allowance to total loans
    at end of period ...............................       1.69%        2.03%        2.09%        2.15%        2.72%
                                                        =======      =======      =======      =======      =======

Allowance to nonperforming
    loans at end of period .........................    1,171.8%       167.1%       106.9%       143.7%       314.9%
                                                        =======      =======      =======      =======      =======

Net charge-offs to average
    loans outstanding ..............................        .07%         .05%         .27%         .39%         .49%
                                                        =======      =======      =======      =======      =======

Allocation of ending balance:
    Commercial .....................................    $   295      $   218      $   116      $   202      $   529
    Commercial mortgage ............................      2,752        3,099        2,940        2,854        3,227
    Residential mortgage ...........................        727          936        1,237        1,441        1,829
    Consumer loans .................................        292          280          240          292          357
                                                        -------      -------      -------      -------      -------
                                                        $ 4,066      $ 4,533      $ 4,533      $ 4,789      $ 5,942
                                                        =======      =======      =======      =======      =======
Percentage of loans in each category to total loans:
    Commercial .....................................        9.2%         7.4%         3.9%         2.2%         2.3%
    Commercial mortgage ............................       60.5         53.0         46.4         39.4         34.3
    Residential mortgage ...........................       21.9         29.9         39.4         47.1         50.5
    Consumer loans .................................        8.4          9.7         10.3         11.3         12.9
                                                        -------      -------      -------      -------      -------
                                                          100.0%       100.0%       100.0%       100.0%       100.0%
                                                        =======      =======      =======      =======      =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $921,000 of impaired loans, of which $461,000 is measured using the present value method and $460,000 using the fair market method, is $179,000.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At December 31, 1997 there were no legal claims against the Corporation.

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

PROPERTIES

         The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly. At December 31, 1997, management believes that the Bank's existing properties are adequate for the conduct of its business.

         The following table sets forth certain information relating to the Bank's offices as of December 31, 1997:

                                                                     OWNED            LEASE             LEASE
                                                   YEAR               OR           EXPIRATION          RENEWAL
                    OFFICE LOCATION               OPENED            LEASED            DATE             OPTION
                    ---------------               ------            ------            ----             ------
Peabody Square
  10 Main Street................................   1854              Owned             --                --
Northshore Shopping Center......................   1958             Leased            2000               Yes
West Peabody
  Russell and Lowell Street.....................   1971             Leased            2003               No*
South Peabody
  Lynn Street...................................   1979              Owned             --                --
Beverly
  175 Cabot Street..............................   1867              Owned             --                --
North Beverly
  55 Dodge Street...............................   1968             Leased            2006               No

* BANK HAS OPTION TO PURCHASE.

OTHER ASSETS

         Included in other assets at December 31, 1997 and December 31, 1996 are $742,000 and $980,000, respectively, of deferred income taxes receivable. Also included in other assets was a current income tax receivable of $547,000 at December 31, 1997 compared to $278,000 at December 31, 1996. A noted previously, on January 31, 1997, the Bank sold its rights to service approximately $209 million of residential mortgage loans. In that regard the entire balance of mortgage-servicing rights and capitalized excess servicing fees were charged against the gain from the sale of mortgage-servicing rights. These assets were included in other assets at December 31, 1996 and had balances of $682,000 and $344,000, respectively. Also noted previously, the Bank liquidated its pension plan in October of 1997. At December 31, 1996 other assets included a prepaid pension asset of $864,000 that was charged against the gain.

LIABILITIES

         Year-end deposit levels increased to $325.3 million at December 31, 1997 from $316.4 million at December 31, 1996. This increase took place primarily in time, NOW, and money market deposits and was partially offset by a decrease in regular savings and non-interest bearing deposits.

         AVERAGE DEPOSITS. The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31 (dollars in thousands):

                                         1997                              1996                             1995
                                         ----                              ----                             ----
                                  AMOUNT        COST             AMOUNT            COST            AMOUNT           COST
                                  ------        ----             ------            ----            ------           ----
Non-interest bearing.......... $  15,977         --%          $  15,211             --%         $  13,279            --%
NOW accounts..................    32,242        0.76             31,366            0.96            29,352           0.96
Savings.......................   129,585        2.60            132,130            2.52           143,727           2.61
Time..........................   139,507        5.48            134,091            5.60           126,234           5.62
                               ---------                      ---------                         ---------
      Total deposits.......... $ 317,311        3.54%         $ 312,798            3.56%        $ 312,592           3.56%
                               =========                      =========                         =========

         Federal Home Loan Bank of Boston advances were $671,000 at December 31, 1997 and $2.7 million at December 31, 1996. Securities sold under agreement to repurchase were $2.2 million at December 31, 1997 and 1996.

         INCOME YIELD AND COST OF FUNDS ANALYSIS. The table below sets forth information concerning the Corporation's average balances, interest income and expense, and yield information for the three years shown. Average loan balances include nonaccruing loans. The yields on investments are calculated on a fully taxable-equivalent basis using a federal tax rate of 34%.

                                                              YEAR ENDED DECEMBER  31,
                                                              -------------------  ---
                                       1997                             1996                        1995
                            -------------------------       -------------------------       --------------------------
                            AVERAGE              YIELD/     AVERAGE              YIELD/     AVERAGE               YIELD/
                            BALANCE   INTEREST   RATE       BALANCE   INTEREST   RATE       BALANCE   INTEREST    RATE
                            -------   --------   ----       -------   --------   ----       -------   --------    ----
                                                                   (DOLLARS IN THOUSANDS)
  Loans..................  $229,889   $21,248    9.24%     $220,847   $20,237    9.17%     $223,314    $20,383    9.13%
  Investments............    76,476     4,499    6.13        71,325     4,311    6.25        57,363      3,683    6.42
  Mortgage-backed
   securities............    38,159     2,792    7.32        45,327     3,233    7.13        52,070      3,684    7.08
                           --------   -------              --------   -------              --------    -------
     Total interest-
       earning assets....   344,524    28,539    8.34%      337,499    27,781    8.28%       332,747    27,750    8.34%
Non-interest earning
  assets.................    15,130                          15,212                          16,825
                           --------                        --------                        --------

Total assets.............  $359,654                        $352,711                        $349,572
                           ========                        ========                        ========

Interest-bearing
  liabilities:
  Deposits...............  $301,334    11,258   3.74%      $297,587    11,147    3.75%     $299,313     11,093    3.72%
  Borrowings.............     4,525       146   3.23          6,690       322    4.80         8,073        515    6.38
                           --------    ------              --------    ------              --------     ------
   Total interest-
    bearing liabilities..   305,859    11,404   3.73        304,277    11,469    3.77       307,386     11,608    3.79
Non-interest bearing
  deposits...............    15,977                          15,211                          13,279
                           --------                         -------                         -------
Total deposits and
  borrowed funds.........   321,836             3.54        319,488              3.59       320,665               3.63

Non-interest bearing
  liabilities............       463                             936                           1,026
Stockholders' equity.....    37,355                          32,287                          27,881
                            --------                       --------                        --------

    Total liabilities
      and stockholders'
      equity.............  $359,654                        $352,711                        $349,572
                           ========                        ========                        ========

Net interest income......             $17,135                         $16,312                          $16,142
                                      =======                         =======                          =======

Weighted average
  rate spread............                       4.80%                            4.69%                            4.71%

Net yield on average
  earning assets.........                       5.03%                            4.88%                            4.84%

         RATE/VOLUME ANALYSIS. The following table sets forth information concerning the Bank's interest and dividend income, interest expense and net interest income changes for the years listed.

                                                            YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                      1997 COMPARED TO 1996                   1996 COMPARED TO 1995
                                      ---------------------                   ---------------------
                                       INCREASE (DECREASE)                     INCREASE (DECREASE)
                                       -------------------                     -------------------
                                              DUE TO                                  DUE TO
                                              ------                                  ------
                                                        AVERAGE                                  AVERAGE
                                                         RATE/                                    RATE/
                                     VOLUME    RATE     VOLUME     TOTAL     VOLUME     RATE     VOLUME   TOTAL
                                     ------    ----     ------     -----     ------     ----     ------   -----
                                                                          (IN THOUSANDS)
Interest and dividend income:
  Investments ..................    $ 312     $(115)    $ (9)    $   188     $ 896     $ (70)    $(52)    $ 774
  Mortgage-backed securities ...     (510)       83      (14)       (441)     (477)       30       (4)     (451)
  Loans ........................      829       175        7       1,011      (225)       80       (1)     (146)
                                    -----     -----     ----     -------     -----     -----     ----     -----
     Total interest and dividend
        income .................      631       143      (16)        758       194        40      (57)      177

Interest expense:
  Deposits:
   N.O.W .......................        9       (64)      (2)        (57)       18         1        0        19
   Savings .....................      (64)       98       (2)         32      (303)     (131)      11      (423)
   Time ........................      304      (162)      (7)        135       439        18        1       458
  Borrowings ...................     (104)     (105)      34        (175)      (88)     (128)      23      (193)
                                    -----     -----     ----     -------     -----     -----     ----     -----
      Total interest expense ...      145      (233)      23         (65)       66      (240)      35      (139)
                                    -----     -----     ----     -------     -----     -----     ----     -----
Net interest income ............    $ 486     $ 376     $(39)    $   823     $ 128     $ 280     $(92)    $ 316
                                    =====     =====     ====     =======     =====     =====     ====     =====


RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

GENERAL

         The Corporation recorded a profit for the 1997 period of $7.3 million compared to a net profit for the 1996 period of $6.6 million, primarily due to gains from the sales of rights to service mortgage loans, a gain from the termination of pension plan, an increase in net interest income and a decrease in the provision for loan loss to a recovery. Income before taxes was $10.9 million for the 1997 period compared to $8.6 million in the 1996 period.

         Net interest income for the 1997 period was $17.1 million compared to $16.3 million for the 1996 period. The weighted average interest rate spread for the 1997 period was 4.80% compared to 4.69% for the 1996 period. The net yield on average earning assets was 5.03% for the 1997 period and 4.88% for the 1996 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $28.5 million for the 1997 period from $27.8 million for the 1996 period. Interest on loans increased to $21.2 million for the 1997 period from $20.2 million for the 1996 period. This increase is primarily the result of a higher volume of loans outstanding during the 1997 period and from an increase in average loan yield to 9.24% for the 1997 period from 9.17% for the 1996 period. Interest and dividends on investments was $4.5 million for the 1997 period and $4.3 million for the 1996 period. The average amount of investments held increased and the average yield on investments decreased to 6.13% for the 1997 period from 6.25% for the 1996 period. Mortgage-backed securities income was $2.8 million for the 1997 period and $3.2 million for the 1996 period, the decrease primarily due to a decrease in the average amount of mortgage-backed securities held.

INTEREST EXPENSE

         Interest on deposits increased to $11.3 million in the 1997 period from $11.1 million for the 1996 period. This increase was primarily related to an increase in average interest-bearing deposits outstanding during the 1997 period. Interest on borrowed funds decreased to $146,000 from $322,000 for the 1996 period. This decrease is primarily related to a decrease in borrowed funds.

NON-INTEREST INCOME

         Total non-interest income for the 1997 period was $3.3 million compared to $2.2 million for the 1996 period. The gains from the sales of mortgage servicing rights, noted above, were $1.4 million for the 1997 period. The gain from termination of pension plan, also noted above, was $538,000 in the 1997 period. The gains from the sales of mortgage loans were $181,000 in the 1997 period compared to $318,000 in the 1996 period. Loan servicing fees were $129,000 for the 1997 period compared to $613,000 in the 1996 period. This decrease is mainly due to the sales of the above-mentioned mortgage-servicing rights. The gains from the sales of investment securities were $140,000 for the 1997 period compared to $250,000 in the 1996 period.

NON-INTEREST EXPENSE

         Total non-interest expense increased to $9.9 million in the 1997 period from $9.8 million in the 1996 period. This increase is primarily attributed to an increase in real estate operations expense to $409,000 in the 1997 period from $180,000 in the 1996 period mainly due to a writedown in the value of real estate owned through foreclosure.

INCOME TAX EXPENSE

         Income tax expense for the 1997 period was $3.6 million compared to $2.0 million for the 1996 period. In the 1996 period the Corporation recognized a tax credit of $400,000 in connection with an IRS audit and a one-time tax benefit of $885,000 based on the Corporation's analysis of the "Fresh Start" provision of the Small Business Job Protection Act of 1996. Also, depending on the outcome of certain tax rulings by federal and state taxing authorities over the next one-to-two years not specific to Warren Bancorp, the Corporation may have the ability to record additional tax credits of up to an estimated $470,000 in future periods.

         The deferred income tax valuation allowance at December 31, 1997 and 1996 was $62,000 and $347,000, respectively. The net deferred tax asset at December 31, 1997 and 1996 was $742,000 and $980,000, respectively. Management believes it is more likely than not that sufficient taxable income will be generated to fully realize the deferred income tax asset. For further information, see note 8 of the Notes to the Consolidated Financial Statements.

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

NON-INTEREST INCOME

         Total non-interest income for 1996 was $2.2 million compared to $2.0 million for 1995. The gains from the sales of investment securities were $250,000 for 1996 compared to losses of $20,000 for 1995. On December 31, 1995, the Corporation took a charge to earnings of $321,000 based on a determination that the unrealized loss on its investment in adjustable-rate preferred stocks at December 31, 1995 was other than temporary. The Corporation recorded gains on sales of mortgage loans and mortgage-servicing rights of $318,000 in 1996 compared to $630,000 to in 1995. Included in the 1995 gains was a $359,000 gain from the sale of mortgage servicing rights on $31.5 million of residential mortgage loans compared to zero in 1996. Loan servicing fee income was $613,000 in 1996 compared to $660,000 in 1995.

NON-INTEREST EXPENSE

         Total non-interest expense decreased to $9.8 million in 1996 from $11.0 million in 1995. This decrease is primarily attributed to a decrease in deposit insurance, professional services and real estate operations expenses. Real estate operations expense was $180,000 in 1996 compared to $1.3 million in 1995 which included a write-down on real estate acquired by foreclosure of $902,000 in 1995 versus a net gain on sale of real estate acquired by foreclosure of $1,000 in 1996. Salary expense increased to $6.0 million in 1996 from $5.6 million in 1995 due mainly to salary increases and higher discretionary bonus payments in 1996. Deposit insurance expense was a negative expense of $83,000 in 1996 compared to an expense of $384,000 in 1995 due to a reduction in the premium the FDIC charges the Bank for deposit insurance and an $87,000 refund in 1996 compared to an $81,000 refund in 1995 from the Depositors Insurance Fund, a Massachusetts insurance fund which insures deposits in excess of the FDIC limit.

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

BUSINESS

GENERAL

         THE CORPORATION. Warren Bancorp, Inc. is a business corporation organized under the General Laws of the Commonwealth of Massachusetts. The only office of the Corporation, and its principal place of business, is located at 10 Main Street, Peabody, Massachusetts 01960. The Corporation's telephone number is
(978) 531-7400.

         The Corporation is a bank holding company which owns all of the outstanding common stock of its only subsidiary, Warren Five Cents Savings Bank. The Corporation charges fees to the Bank for providing certain administrative services for the Bank. Such fees are charged on a cost basis.

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

MARKET AREA

         The Corporation's primary business and market area are the same as the Bank's business and market area. The Bank's primary market area is centered in Peabody (where its main office is located) and Beverly, Massachusetts, both approximately 18 miles north of Boston, and includes the other cities and towns of Essex County, Massachusetts. However, the Bank will make loans and provide services to customers throughout eastern Massachusetts and parts of southern New Hampshire. The population of Essex County increased to 680,000 in 1996 from 670,000 in 1990, and median family income in 1996 was $58,700. In addition, the unemployment rate in December 1997 in the Boston labor market was 3.2% compared to 3.9% in Massachusetts and 4.7% in the United States. This compares to 3.2%, 3.9% and 5.3% in December 1996 for the Boston labor market, Massachusetts and the United States, respectively.

COMPETITION

         The primary business of the Corporation is currently the ongoing business of the Bank. Therefore, the competitive conditions faced by the Corporation are the same as those faced by the Bank.

         The Bank faces competition in its market area both in originating loans and attracting deposits. Competition in originating loans comes primarily from thrift institutions, commercial banks, mortgage companies and consumer finance companies. Within the Bank's market area and surrounding communities, there are many competing commercial banks and thrift institutions. Further, there are numerous mortgage companies from Essex County and metropolitan Boston with offices in the area or calling officers soliciting in the area. The Bank competes for loans principally on the basis of interest rates and repricing terms, loan fees, the types of loans originated and the quality of service provided to borrowers. Management believes that through the Bank's various loan programs, it can compete for most types of loans in this market area.

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

         At December 31, 1997, the Bank had 155 employees, 37 of whom were part-time. None of the employees of the Bank are represented by a collective bargaining group, and management considers its relations and communications with employees to be satisfactory.

BANK SUBSIDIARIES AND OTHER ACTIVITIES

         The Bank has six wholly owned subsidiaries. Those with significant activity include:

         Northbank Realty, Inc., a Massachusetts corporation incorporated in 1976, owns the Bank's South Peabody branch office and land which it leases to the Bank.

         Warren Securities Corporation II, a Massachusetts corporation incorporated in 1997, owns investment securities which it received as an equity contribution from the Bank.

SAVINGS BANK LIFE INSURANCE

         The Bank acts as an issuing agent for Savings Bank Life Insurance Company of Massachusetts and earns commissions for selling life insurance and annuities.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On August 20, 1997, the Corporation's Board of Directors retained Arthur Andersen LLP as its independent public accountants and dismissed the Corporation's former independent public accountants effective September 1, 1997. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure at the time of the change or with respect to the Corporation's financial statements for fiscal years 1995 and 1996, which, if not resolved to the former auditors' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Prior to retaining Arthur Andersen LLP, the Corporation had not consulted with Arthur Andersen LLP regarding accounting principles. In addition, there were no disagreements with the current independent public accountants on matters of accounting principles or financial statement disclosure.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         Information pertaining to directors and executive officers is set forth under "Election of a Class of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 6, 1998 and is incorporated herein by reference.

EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is set forth under "Executive Compensation" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 6, 1998 and is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of management and beneficial owners of more than five percent of the Corporation's common stock is set forth under "Beneficial Ownership of Common Stock" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 6, 1998 and is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 6, 1998 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                                     PAGES
                                                                                                     -----
Reports of Independent Public Accountants............................................................31-32

Consolidated Balance Sheets at December 31, 1997 and December 31, 1996...............................   33

Consolidated Statements of Operations for the year ended
  December 31, 1997, 1996 and 1995...................................................................   34

Consolidated Statements of Changes in Stockholders' Equity for the year ended
  December 31, 1997, 1996 and 1995...................................................................   35

Consolidated Statements of Cash Flows for the year ended
  December 31, 1997, 1996 and 1995...................................................................36-37

Notes to Consolidated Financial Statements...........................................................38-70

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Warren Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Warren Bancorp, Inc. and subsidiaries (collectively, the Corporation) as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                           ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 20, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Warren Bancorp, Inc.:


We have audited the accompanying consolidated balance sheet of Warren Bancorp, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                              KPMG PEAT MARWICK LLP


Boston, Massachusetts
January 23, 1997

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           December 31,    December 31,
                                                                                                1997          1996
                                                                                                ----          ----
                          A S S E T S
Cash and due from banks (non-interest bearing) (note 11) ...............................    $   7,191     $   5,855
Money market funds and overnight investments (note 2) ..................................        6,288         6,733
Investment and mortgage-backed securities available for sale  (amortized cost of $99,496
   at December 31, 1997 and $103,802 at December 31, 1996) (notes 2 and 7)..............      101,698       104,937
Other investments (fair value of $6,534 at December 31, 1997 and $6,918
   at December 31, 1996) (note 2) ......................................................        6,294         6,678
Loans held for sale ....................................................................        1,031         3,003
Loans (notes 3 and 11) .................................................................      240,763       222,846
Allowance for loan losses (note 3) .....................................................       (4,066)       (4,533)
                                                                                            ---------     ---------
   Net loans ...........................................................................      236,697       218,313
Banking premises and equipment, net (note 4) ...........................................        4,785         4,604
Accrued interest receivable ............................................................        2,790         2,660
Real estate acquired by foreclosure ....................................................        2,010         2,230
Other assets (notes 3 and 8) ...........................................................        2,209         3,941
                                                                                            ---------     ---------
   Total assets ........................................................................    $ 370,993     $ 358,954
                                                                                            =========     =========

       L I A B I L I T I E S    A N D    S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits (note 6) ...................................................................    $ 325,293     $ 316,366
   Borrowed funds (note 7) .............................................................        2,926         4,927
   Escrow deposits of borrowers ........................................................        1,005         1,108
   Accrued interest payable ............................................................          812           632
   Accrued expenses and other liabilities (note 8) .....................................          929         1,476
                                                                                            ---------     ---------
     Total liabilities .................................................................      330,965       324,509
                                                                                            ---------     ---------

Commitments and contingencies (notes 4 and 11)

Stockholders' equity: (notes 9 and 10)
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none .....................................................         --            --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,904,097 shares at December 31, 1997 and 3,759,567 shares at December 31, 1996 ...........................................................
      Outstanding - 3,806,097 shares at December 31, 1997 and 3,661,567 shares at
       December 31, 1996 ...............................................................          390           376
   Additional paid-in capital ..........................................................       35,114        34,245
   Retained earnings ...................................................................        4,282           260
   Treasury stock, at cost, 98,000 shares at December 31, 1997 and 1996 ................       (1,174)       (1,174)
                                                                                            ---------     ---------
                                                                                               38,612        33,707
   Net unrealized gain on securities available for sale, net of taxes (note 2)..........        1,416           738
                                                                                            ---------     ---------
      Total stockholders' equity .......................................................       40,028        34,445
                                                                                            ---------     ---------
      Total liabilities and stockholders' equity .......................................    $ 370,993     $ 358,954
                                                                                            =========     =========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                        1997         1996         1995
                                                                                        ----         ----         ----
                                                                                   (In thousands, except per-share data)
Interest and dividend income:
   Interest on loans ...........................................................    $ 21,248     $ 20,237     $ 20,383
   Interest and dividends on investments .......................................       4,499        4,311        3,683
   Interest on mortgage-backed securities ......................................       2,792        3,233        3,684
                                                                                    --------     --------     --------
      Total interest and dividend income .......................................      28,539       27,781       27,750
                                                                                    --------     --------     --------
Interest expense:
   Interest on deposits ........................................................      11,258       11,147       11,093
   Interest on borrowed funds ..................................................         146          322          515
                                                                                    --------     --------     --------
      Total interest expense ...................................................      11,404       11,469       11,608
                                                                                    --------     --------     --------

      Net interest income ......................................................      17,135       16,312       16,142
Provision for (recovery of) loan losses (note 3)................................        (316)         116         (154)
                                                                                    --------     --------     --------
      Net interest income after provision for (recovery of)
         loan losses ...........................................................      17,451       16,196       16,296
                                                                                    --------     --------     --------
Non-interest income:
   Loan servicing fees .........................................................         129          613          660
   Customer service fees .......................................................         906          987        1,017
   Gains (losses) on sales of investment securities, net (note 2)...............         140          250          (20)
   Write-down of securities due to other-than-temporary
      decline in value (note 2) ................................................        --            (25)        (364)
   Gains on sales of mortgage servicing rights..................................       1,436         --           --
   Gains on sales of mortgage loans ............................................         181          318          630
   Gain from termination of pension plan (note 10)..............................         538         --           --
   Other .......................................................................           9            6          126
                                                                                    --------     --------     --------

      Total non-interest income ................................................       3,339        2,149        2,049
                                                                                    --------     --------     --------
Non-interest expenses:
   Salaries and employee benefits  (note 10) ...................................       5,753        5,992        5,577
   Office occupancy and equipment ..............................................       1,147        1,080        1,079
   Professional services .......................................................         234          315          475
   Marketing ...................................................................         241          201          132
   Deposit insurance ...........................................................         (39)         (83)         384
   Real estate operations ......................................................         409          180        1,305
   Outside data processing expense .............................................         488          436          426
   Other .......................................................................       1,624        1,647        1,625
                                                                                    --------     --------     --------
      Total non-interest expenses ..............................................       9,857        9,768       11,003
                                                                                    --------     --------     --------

       Income before income taxes ..............................................      10,933        8,577        7,342
Income tax expense (note 8) ....................................................       3,648        1,968        1,960
                                                                                    --------     --------     --------
       Net income ..............................................................    $  7,285     $  6,609     $  5,382
                                                                                    ========     ========     ========
      Basic earnings per share (note 5) ........................................    $   1.92     $   1.80     $   1.50
                                                                                    ========     ========     ========
      Diluted earnings per share (note 5) ......................................    $   1.83     $   1.69     $   1.40
                                                                                    ========     ========     ========


          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                     UNREALIZED
                                                                      RETAINED     GAIN (LOSS) ON
                                                     ADDITIONAL       EARNINGS       SECURITIES
                                         COMMON       PAID-IN      (ACCUMULATED     AVAILABLE FOR     TREASURY
                                         STOCK        CAPITAL         DEFICIT)        SALE, NET         STOCK              TOTAL
                                         ------      ----------    ------------    --------------     --------            --------
                                                                        (DOLLARS IN THOUSANDS)
Balance at December 31, 1994 ........    $354         $33,759         ($8,702)         ($1,616)         $   --            $ 23,795

   Net income .......................     --             --             5,382             --                --               5,382

   Issuance of 92,797 shares for
    exercise of options and 401(k)
    benefit plan ....................      10             152            --               --                --                 162

   Dividends paid ...................     --             --            (1,081)                              --              (1,081)

   Change in unrealized loss
    on securities available for sale,
    net of taxes ....................                    --              --             2,980               --               2,980
                                         ----         -------         -------          -------          --------          --------
Balance at December 31, 1995 ........     364          33,911          (4,401)           1,364              --              31,238

   Net income .......................     --             --             6,609                               --               6,609

   Issuance of 122,025 shares for
    exercise of options..............      12             334            --               --                --                 346

   Dividends paid ...................     --             --            (1,948)                              --              (1,948)

   Purchase of treasury stock
    (98,000 shares) .................     --             --              --               --              (1,174)           (1,174)

   Change in unrealized gain
    on securities available for sale,
    net of taxes ....................     --             --              --               (626)             --                (626)
                                         ----         -------         -------          -------          --------          --------
Balance at December 31, 1996 ........     376          34,245             260              738            (1,174)           34,445

   Net income .......................     --             --             7,285             --                --               7,285

   Issuance of 144,530 shares for
    exercise of options..............      14             725            --               --                --                 739

   Tax benefit of stock options
     exercised ......................     --              144            --               --                --                 144

   Dividends paid ...................     --             --            (3,263)            --                --              (3,263)

   Change in unrealized gain
    on securities available for sale,
    net of taxes ....................     --             --              --                678              --                 678
                                         ----         -------         -------          -------          --------          --------
Balance at December 31, 1997.........    $390         $35,114         $ 4,282          $ 1,416          ($ 1,174)         $ 40,028
                                         ====         =======         =======          =======          ========          ========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                                        1997         1996         1995
                                                                                        ----         ----         ----
                                                                                                (In thousands)
Cash flows from operating activities:
   Net Income ..................................................................    $  7,285     $  6,609     $  5,382

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses ...................................        (316)         116         (154)
     Depreciation and amortization .............................................         592          570          578
     Tax benefit of stock options exercised ....................................         144         --           --
     Deferred income tax expense (benefit)  ....................................        (210)        (391)         617
     Amortization (accretion) of premiums, fees and discounts ..................         420           54         (119)
     (Gains) losses on sale of investment securities ...........................        (140)        (250)          20
     Write-down of securities due to other-than-temporary decline in
       value ...................................................................        --             25          364
     (Gains) on sales of mortgage loans ........................................        (181)        (318)        (630)
     Write-down of real estate acquired by foreclosure .........................         210          138          983
     (Gains) on sale of real estate acquired by foreclosure ....................          (2)        (139)         (81)
     (Increase) decrease in loans held for sale ................................       1,972         (194)      (2,185)
     (Increase) in accrued interest receivable .................................        (130)        (261)        (252)
     (Increase) decrease in other assets .......................................       1,553         (217)      (1,261)
     Increase in accrued interest payable ......................................         180           44           25
     Increase (decrease) in other liabilities and escrow deposits ..............        (650)         774         (406)
                                                                                    --------     --------     --------
         Net cash provided by operating activities .............................      10,727        6,560        2,881
                                                                                    --------     --------     --------
Cash flows from investing activities:
   Net (increase) decrease in money market funds and overnight
    investments ................................................................         445       (1,433)      (3,300)
   Purchase of investment securities available for sale ........................     (55,112)     (46,347)     (26,885)
   Purchase of mortgage-backed securities available for sale ...................        --         (1,911)        --
   Proceeds from sales of investment securities available for sale .............       8,987       14,308       13,274
   Proceeds from maturities of investment securities available for sale ........      38,274       26,802         --
   Proceeds from sales of mortgage-backed securities available for sale ........       5,721         --           --
   Proceeds from payments of mortgage-backed securities
     available for sale ........................................................       8,443       10,381       12,386
   Proceeds from sales of real estate acquired by foreclosure ..................         574        1,579        4,684
   Capital expenditures for real estate acquired by foreclosure ................        --           --            (71)
   Net (increase) in loans .....................................................     (20,352)      (8,835)      (1,645)
   Purchases of premises and equipment .........................................        (773)        (417)        (320)
                                                                                    --------     --------     --------
         Net cash (used in) investing activities ...............................    $(13,793)    $ (5,873)    $ (1,877)
                                                                                    --------     --------     --------

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued


                                                                        Year ended December 31,
                                                                        -----------------------
                                                                     1997         1996         1995
                                                                     ----         ----         ----
Cash flows from financing activities:                                       (In thousands)
   Net increase (decrease) in deposits .......................   $  8,927     $  1,516     $   (213)
   Proceeds from Federal Home Loan Bank advances .............        630        1,045          826
   Principal payments on Federal Home Loan Bank advances .....     (2,674)      (4,133)        (773)
   Net increase in other borrowed funds ......................         43          647          713
   Dividends paid ............................................     (3,263)      (1,948)      (1,081)
   Purchases of treasury stock ...............................       --         (1,174)        --
   Proceeds from issuance of common stock ....................        739          346          162
                                                                 --------     --------     --------
          Net cash provided by (used in) financing activities       4,402       (3,701)        (366)
                                                                 --------     --------     --------
   Net increase (decrease) in cash and due from banks ........      1,336       (3,014)         638
   Cash and due from banks at beginning of year ..............      5,855        8,869        8,231
                                                                 --------     --------     --------
   Cash and due from banks at end of year ....................   $  7,191     $  5,855     $  8,869
                                                                 ========     ========     ========

   Cash paid during the year for:
       Interest ..............................................   $ 11,224     $ 11,425     $ 11,583
       Income taxes ..........................................   $  3,924     $  2,568     $  2,731

   Supplemental noncash investing and financing activities:

      Foreclosures on real estate ............................   $    602     $    719     $  1,046
      Securitization of loans to mortgage-backed securities ..   $  1,903     $  2,171     $  7,859


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

         A substantial portion of the Corporation's loans are secured by real estate in markets primarily in Massachusetts. All of the real estate acquired by foreclosure is located in the same markets. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio and the recovery of all the real estate acquired by foreclosure is susceptible to changing conditions in these markets.

         The following is a summary of the more significant accounting policies.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Warren Five Cents Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, The Warren Mortgage Company, Inc., Northbank Realty, Inc., Northbank Financial Corporation, Hannah Investments, Inc., Warren Mortgage Corporation Two, Warren Securities Corporation II and Peabody Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

LOANS HELD FOR SALE AND SALES OF LOANS

         Loans held for sale are stated at the lower of aggregate cost or fair value. The fair value of loans held for sale is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         In years prior to 1997, the Corporation retained servicing on residential mortgages sold. On January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, Accounting for Mortgage Servicing Rights and recognized as separate assets from the related loans the rights to service mortgage loans for others, either through acquisition of those rights or from the sale or securitization of loans with the servicing rights retained on those loans, based on their relative fair values. To determine the fair value of the servicing rights created, the Corporation used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculated the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Corporation incorporated assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of the servicing loans, a discount rate, ancillary income, prepayment speeds, and default rates. Originated mortgage loan servicing rights were amortized as a reduction of loan servicing fee income in proportion to and over the period of estimated net servicing income.

         On a quarterly basis, the Corporation assessed the carrying values of originated and purchased mortgage loan servicing rights for impairment based on the fair value of such rights. The fair value was estimated using market prices when available, or alternatively, using the valuation model referred to above with current assumptions. Any impairment was recognized as a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment of originated and purchased mortgage loan servicing rights included loan type, interest rate, loan origination date and term to maturity.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


         When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less than their carrying values. Gains and losses are determined using the specific identification method. In years prior to 1997, the Corporation retained servicing on residential and mortgage loans sold, and gains and losses resulting from the sale of loans with servicing retained were adjusted to recognize the present value of differences between the weighted average interest rate on the loans sold, adjusted for a normal servicing fee and guaranty fees, and the agreed yield to the buyer. The resulting excess mortgage servicing rights were amortized as a reduction of servicing fee income, using the effective interest method over the estimated remaining lives of the loans. Actual prepayment experience was reviewed periodically and adjustments were made when appropriate.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Debt securities that the Corporation has the positive intent and ability to hold to maturity and non-marketable equity securities are classified as other investments and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either other or trading are classified as available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. After mortgage loans are converted to mortgage-backed securities, they are subject to these same classification provisions. The Corporation classifies its investment and mortgage-backed securities into two categories: available for sale and other; the Corporation has no securities held for trading.

         Premium and discounts on investment and mortgage-backed securities are amortized or accreted into income by use of the effective interest method. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included as a charge against earnings. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is available for future credit losses inherent in the loan portfolio. Additions to the allowance are charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful. Recoveries on loans previously charged off are credited to the allowance.

         The allowance is an amount management believes will be adequate to absorb loan losses based on evaluations of known and inherent risks in the portfolio, changes in the nature of the loan portfolio, overall portfolio quality, specific problem loans, prior loss experience and current and anticipated economic conditions that may affect the borrowers' ability to pay. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


         Management believes that the allowance for loan losses is adequate, and it is assisted by an independent credit review consulting firm in making that determination. Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from the independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan.

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

IMPAIRED AND NONACCRUAL LOANS

         The Corporation accounts for impaired loans at the present value of the expected future cash flows discounted at the loans' effective interest rates or the fair value of collateral for collateral-dependent loans. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


LOAN FEES

         Loan origination fees and certain direct incremental loan origination costs are deferred and amortized over the life of the related loans as yield adjustments using primarily the effective interest method. When the loans are sold or paid off, the unamortized fees and costs are recognized as income or expense.

BANKING PREMISES AND EQUIPMENT

         Banking premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the terms of leases, if shorter.

REAL ESTATE ACQUIRED BY FORECLOSURE

         Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings, acceptance of a deed in lieu of foreclosure or by taking possession of collateral and is recorded and subsequently carried at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs of disposition. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent write-downs are charged to real estate operations. The Corporation periodically assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Based on its review, the Corporation does not believe that any material impairment of its long-lived assets has occurred.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


EARNINGS PER SHARE

         In 1997, the Corporation adopted the provisions of SFAS No. 128, Earnings Per Share. This statement revises the standards for computing and presenting earning per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior-period EPS data presented.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Corporation does not expect that adoption of SFAS No. 127 will have a material impact on the Corporation's financial position, results of operations, or liquidity.

COMPREHENSIVE INCOME

         SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for the Corporation's fiscal year ended December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Investment and mortgage-backed securities at December 31, 1997 and 1996 are as follows:

                                                     GROSS        GROSS
                                        AMORTIZED  UNREALIZED   UNREALIZED      FAIR
                                           COST      GAINS        LOSSES       VALUE
                                           ----      -----        ------       -----
                                                        (IN THOUSANDS)
1997
----
Money market funds and overnight
   investments .....................    $  6,288    $  --       $    --       $  6,288
                                        --------    -------     ---------     --------

AVAILABLE FOR SALE

Fixed income mutual funds ..........      19,009        578            (1)      19,586
FNMA mortgage-backed securities ....      22,537        881          --         23,418
GNMA mortgage-backed securities ....       7,209       --             (48)       7,161
U.S. Government and related
 obligations .......................      10,536          4            (4)      10,536
Corporate notes ....................      32,286          5           (49)      32,242
Preferred stock ....................       7,901        772          --          8,673
Common stock .......................          18         64          --             82
                                        --------    -------     ---------     --------
                                          99,496      2,304          (102)     101,698
                                        --------    -------     ---------     --------

OTHER

Foreign government bonds
 held to maturity ..................         500       --            --            500
Stock in Federal Home Loan Bank
  of Boston ........................       4,110       --            --          4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................         108       --            --            108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........       1,576        240          --          1,816
                                        --------    -------     ---------     --------
                                           6,294        240          --          6,534
                                        --------    -------     ---------     --------
                                        $112,078    $ 2,544     $    (102)    $114,520
                                        ========    =======     =========     ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


                                                     GROSS        GROSS
                                        AMORTIZED  UNREALIZED   UNREALIZED      FAIR
                                           COST      GAINS        LOSSES        VALUE
                                           ----      -----        ------        -----
                                                       (IN THOUSANDS)
1996
----
Money market funds and overnight
   investments .....................    $  6,733    $  --       $    --       $  6,733
                                        --------    -------     ---------     --------

AVAILABLE FOR SALE

Fixed income mutual funds ..........      18,990        530          --         19,520
FNMA mortgage-backed securities ....      27,234        887          --         28,121
GNMA mortgage-backed securities ....      15,000       --            (391)      14,609
U.S. Government and related
 obligations .......................      24,636         10           (35)      24,611
Corporate notes ....................      10,000          3            (3)      10,000
Preferred stock ....................       7,924        122            (8)       8,038
Common stock warrants ..............          18         20          --             38
                                        --------    -------     ---------     --------
                                         103,802      1,572          (437)     104,937
                                        --------    -------     ---------     --------

OTHER

Foreign government bonds
 held to maturity ..................         500       --            --            500
Stock in Federal Home Loan Bank
  of Boston ........................       4,110       --            --          4,110
Stock in Depositors Insurance Fund
 Liquidity Fund ....................         108       --            --            108
Advances to Thrift Institution Fund
  for Economic Development .........         384       --            --            384
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........       1,576        240          --          1,816
                                        --------    -------     ---------     --------
                                           6,678        240          --          6,918
                                        --------    -------     ---------     --------
                                        $117,213    $ 1,812     $    (437)    $118,588
                                        ========    =======     =========     ========

         In 1997 proceeds from sales of mortgage-backed securities amounted to $5,721,000 and realized losses on such sales were $98,000. There were no sales of mortgage-backed securities in 1997 and 1996. There were no sales of other types of debt securities in 1997 and 1996. In 1995 proceeds from sales of other debt securities were $7,547,000 and realized losses were $24,000.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


        Proceeds from the sales of equity securities were $8,987,000, $14,301,000 and $1,596,000 in 1997, 1996 and 1995, respectively. Realized gains on sales of equity securities were $217,000, $405,000 and $4,000 in 1997, 1996 and 1995, respectively. Realized losses on sales of equity securities were $155,000 in 1996. There were no realized losses on sales of equity securities in 1997 and 1995.

         Writedowns due to impairment in value of investment securities were $25,000 and $364,000 in 1996 and 1995, respectively.

         Mortgage-backed securities with an amortized cost and market value of $6,751,000 and $7,021,000, respectively, at December 31, 1997 and $2,487,000 and
$2,427,000, respectively, at December 31, 1996 were pledged to secure securities sold under agreements to repurchase.

         The following table presents a maturity distribution of the amortized cost and fair value of the debt securities portfolio as of December 31, 1997. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate, mortgage-backed security amortization and prepayments.

                                        AFTER     AFTER
                                         ONE      FIVE
                                         BUT       BUT
                             WITHIN    WITHIN    WITHIN      AFTER
                              ONE       FIVE       TEN        TEN
                              YEAR      YEARS     YEARS      YEARS       TOTAL
                              ----      -----     -----      -----       -----
                                             (IN THOUSANDS)
AVAILABLE FOR SALE
------------------
Amortized cost .........    $63,874    $ 12,601   $2,363    $     18    $78,856
                            =======    ========   ======    ========    =======

Fair Value .............    $62,104    $ 15,105   $2,416    $     20    $79,645
                            =======    ========   ======    ========    =======


OTHER (HELD TO MATURITY)

Amortized cost .........    $   250    $   --     $  250    $   --      $   500
                            =======    ========   ======    ========    =======

Fair Value .............    $   250    $   --     $  250    $   --      $   500
                            =======    ========   ======    ========    =======

         The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLBB"), is required to invest in $100 par value stock in the amount of one percent of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever is higher. As and when such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(3) LOANS


     Loans at December 31 are summarized as follows:

                                       1997          1996
                                    ---------     ---------
Residential mortgage:                    (IN THOUSANDS)
    Adjustable-rate ............    $  46,255     $  59,706
    Fixed-rate .................        6,452         6,948
                                    ---------     ---------
                                       52,707        66,654
                                    ---------     ---------

Commercial mortgage:
    Adjustable-rate ............      111,971        90,782
    Fixed-rate .................       13,861        16,646
    Construction
       adjustable-rate..........       19,739        10,742
                                    ---------     ---------
                                      145,571       118,170
                                    ---------     ---------

Commercial loans ...............       22,259        16,458
                                    ---------     ---------

Consumer loans:
    Home equity ................       16,196        16,921
    Other ......................        4,030         4,643
                                    ---------     ---------
                                       20,226        21,564
                                    ---------     ---------
    Total loans ................      240,763       222,846

Allowance for loan losses ......       (4,066)       (4,533)
                                    ---------     ---------
          Net loans ............    $ 236,697     $ 218,313
                                    =========     =========

         Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                                 1997        1996        1995
                                                                              -------     -------     -------
                                                                                       (IN THOUSANDS)
Balance at beginning of year ...............................................  $ 4,533     $ 4,533     $ 4,789
Provision for (recovery of) loan losses charged
 (credited) to expense .....................................................     (316)        116        (154)
Loans charged off ..........................................................     (608)       (456)       (616)
Loan recoveries ............................................................      457         340         514
                                                                              -------     -------     -------
Balance at end of year .....................................................  $ 4,066     $ 4,533     $ 4,533
                                                                              =======     =======     =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(3) LOANS - (CONTINUED)


         The allowance for loan losses attributable to $921,000 of impaired loans, of which $460,000 is measured using the present value method and $461,000 using the fair value of collateral method, is $179,000.

         At December 31, 1997 and 1996, the Corporation had net deferred loan fees of $149,000 and $105,000, respectively, reflected as a reduction of the appropriate loan categories.

         On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. At December 31, 1997, 1996 and 1995 the Corporation serviced residential loans for investors of approximately $3,983,000, $214,528,000 and $220,428,000, respectively, which are not reflected in the accompanying consolidated financial statements because they are not assets of the Corporation. At December 31, 1997 no formal recourse provisions exist in connection with such servicing.

         Loans on nonaccrual amounted to $347,000, $2,712,000 and $4,084,000 at December 31, 1997, 1996 and 1995, respectively. Interest income of approximately $21,000, $161,000 and $326,000 would have been recorded in 1997, 1996 and 1995, respectively, on these nonaccrual loans if these loans had been on a current basis in accordance with their original terms. Interest income actually recorded on these nonaccrual loans amounted to $1,000, $38,000 and $162,000 in 1997, 1996 and 1995, respectively. Of those loans on nonaccrual at December 31, 1997, $201,000 was considered impaired compared to $1.9 million at December 31, 1996.

         At December 31, 1997 and 1996, there were $720,000 and $1.4 million, respectively, of additional loans considered impaired and performing. The Corporation would have recorded additional interest income of approximately $18,000 and $17,000 had these loans performed under their original terms. Interest income actually recorded on these loans amounted to $85,000 and $110,000 as of December 31, 1997 and 1996, respectively.

         During 1997 and 1996, the average recorded investment in impaired loans was $1.9 million and $2.7 million, respectively.

         During 1997, the Corporation did not capitalized mortgage-servicing rights from loans sold due to the above-mentioned mortgage-servicing-rights sale. During 1996, $344,000 was capitalized and included in other assets.

         The balance of capitalized mortgage-servicing rights, net of a valuation allowance, at December 31, 1996 was $682,000 and is included in other assets. Due to the sale of mortgage servicing rights, capitalized mortgage servicing rights were zero at December 31, 1997. Gains on sales of mortgage loans of $181,000 and $318,000 were realized during the 1997 and 1996 periods, respectively, from the sale of $24.4 and $30.2 million of residential mortgage loans.

         The Corporation's lending activities are conducted throughout eastern Massachusetts with emphasis in Essex County, Massachusetts and contiguous counties, including those in southern New Hampshire. From time to time loans will be made outside of this area. The Bank makes single family, condominium and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. Most loans made by the Bank are collateralized by real

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995



 (3) LOANS - (CONTINUED)


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

         In the ordinary course of business, the Bank has made loans to executive officers and directors of the Corporation and its subsidiaries and to affiliates of the executive officers and directors at substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 1997 was $6,081,000. Activity in these loans during the year ended December 31, 1997 included loan additions of $2,670,000 and loan repayments of $549,000. The balance of these loans at December 31, 1996 was $3,960,000.

(4)  BANKING PREMISES AND EQUIPMENT

         Banking premises and equipment at December 31 are as follows:

                                                                      1997              1996
                                                                      ----              ----
                                                                           (IN THOUSANDS)
         Land...................................................... $ 1,186          $ 1,186
         Buildings.................................................   4,505            3,925
         Equipment.................................................   3,863            3,698
         Leasehold improvements....................................   1,251            1,235
                                                                    -------          -------
                                                                     10,805           10,044
         Accumulated depreciation and amortization.................  (6,020)          (5,440)
                                                                    -------          -------
                                                                    $ 4,785          $ 4,604
                                                                    =======          =======

         Depreciation and amortization expense related to the Corporation's premises and equipment were $592,000, $570,000, and $578,000 in 1997, 1996 and
1995, respectively.

At December 31, 1997, the Bank is obligated, under noncancelable operating leases for premises, for minimum rentals in future periods as follows:

YEAR ENDED DECEMBER 31,                                    MINIMUM RENTALS
-----------------------                                    ---------------
                                                           (IN THOUSANDS)
         1998..............................................   $130
         1999..............................................    120
         2000..............................................     90
         2001..............................................     89
         2002..............................................     89
         Thereafter........................................    327
                                                              ----
                                                              $845
                                                              ====

         Rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $138,000, $111,000 and $111,000, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(5) EARNINGS PER SHARE


         In 1998, the Corporation adopted the provisions of SFAS No. 128, "Earnings Per Share." Prior year 1996 and 1995 earnings-per-share data have been restated to conform to SFAS No. 128. The components of basic and diluted EPS for the years ended 1997, 1996 and 1995 are as follows:

                                      NET INCOME                      WEIGHTED AVERAGE SHARES       NET INCOME PER SHARE
                             ---------------------------------------------------------------------------------------------
                               1997       1996       1995            1997      1996       1995      1997     1996   1995
                             ---------------------------------------------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER-SHARE DATA)

Basic EPS................    $7,285      $6,609     $5,382          3,785     3,671      3,585     $1.92     $1.80   $1.50
Effect of dilutive
   stock options.........       --          --         --             202       245        252      0.09      0.11    0.10
                             ------      ------     ------          -----     -----      -----     -----     -----   -----
Diluted EPS..............    $7,285      $6,609     $5,382          3,987     3,916      3,837     $1.83     $1.69   $1.40
                             ======      ======     ======          =====     =====      =====     =====     =====   =====

         Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The effect of this accounting change on previously reported EPS data is as follows:

                                                        1996         1995
                                                        ----         ----
Per Share Amounts:
Primary EPS as previously reported.................     $1.67        $1.39
Effect of SFAS No. 128.............................      0.13         0.11
                                                        -----        -----
Basic EPS as restated..............................     $1.80        $1.50
                                                        =====        =====

(6)  DEPOSITS

         Deposits at December 31 are summarized as follows:

                                                                   1997       1996
                                                               --------   --------
                                                                   (IN THOUSANDS)
Non-interest bearing ........................................  $ 16,269   $ 17,002
                                                               --------   --------
Savings deposits:
    Regular savings and club accounts .......................   100,377    106,092
    NOW accounts ............................................    33,787     31,943
    Cash Manager and Passbook Plus accounts .................    29,236     24,065
                                                               --------   --------
    Total savings deposits ..................................   163,400    162,100
Time deposits ...............................................   145,624    137,264
                                                               --------   --------
    Total deposits ..........................................  $325,293   $316,366
                                                               ========   ========

         Contractual maturities of time deposits at December 31, 1997 follow:

                                                                     (IN THOUSANDS)
         Within one year.............................................   $ 102,117
         From one to two years.......................................      24,994
         From two to five years......................................      18,504
         After five years............................................           9
                                                                     ------------
                                                                         $145,624
                                                                     ============

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(6)  DEPOSITS - (CONTINUED)


         The aggregate amount of individual time deposits with a minimum denomination of $100,000 or more was $21,585,000 and $16,717,000 at December 31, 1997 and 1996, respectively. Interest expense related to such deposits was approximately $1,010,000 in 1997 and $926,000 in 1996 and $1,036,000 in 1995.

(7)  BORROWED FUNDS

          Borrowed funds at December 31 are summarized as follows:

                                                                         1997                           1996
                                                                ------------------------        ----------------------
                                                                                WEIGHTED                      WEIGHTED
                                                                                AVERAGE                        AVERAGE
                                                                 AMOUNT          RATE           AMOUNT          RATE
                                                                --------        --------        ------        --------
                                                                                 (DOLLARS IN THOUSANDS)
Securities sold under agreements
   to repurchase maturing in January,
   1998 and January, 1997, at December
   31, 1997 and 1996, respectively...................           $ 2,255          3.00%          $2,212          3.00%

Advances from the Federal Home Loan
   Bank, 3.07% to 6.00% at December 31,
   1997 and 3.07% to 8.10% at December 31, 1996, maturing
   through 2011......................................               671          5.74            2,715          7.47
                                                               --------                        -------

       Total borrowed funds..........................          $  2,926          3.63%         $ 4,927          5.46%
                                                               ========                        =======

         Mortgage-backed securities, with a total amortized cost of $6,751,000 and $2,487,000 were pledged as collateral to secure agreements to repurchase at December 31, 1997 and 1996, respectively. The fair value of the collateral was $7,021,000 and $2,427,000 at December 31, 1997 and 1996, respectively.

         The following table sets forth information for securities sold under agreement to repurchase for the years ended December 31, 1997, 1996 and 1995 (dollars in thousands):

                                         1997      1996      1995
                                        ------    ------    ------
Highest month end balance ...........   $3,652    $2,212    $1,774
Weighted average balance outstanding
   during the year ..................    2,282     1,664     1,171
Average interest rate
   during the year ..................    3.00%     3.00%     3.00%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(7)  BORROWED FUNDS - (CONTINUED)


         A summary of Federal Home Loan Bank of Boston advances at December 31 by year of maturity follows (dollars in thousands):

                                             1997                                                   1996
                                    -------------------------------            -------------------------
                                                        WEIGHTED                                    WEIGHTED
                                                        AVERAGE                                     AVERAGE
              MATURITY IN:            AMOUNT              RATE                    AMOUNT              RATE
                                      ------              ----                    ------              ----
                  1997                 $ --                --%                    $2,044              8.03%
                  2001                    14              3.78                        14              3.78
                  2003                    19              3.07                        19              3.07
                  2009                   450              6.00                       450              6.00
                  2011                   188              5.54                       188              5.54
                                       -----                                      ------

                                       $ 671                5.74%                 $2,715              7.47%
                                       =====                                      ======

         The following table sets forth information for Federal Home Loan Bank advances for the years ended December 31, 1997, 1996 and 1995:

                                                                                    1997              1996             1995
                                                                                    ----              ----             ----
                                                                                             (DOLLARS IN THOUSANDS)
     Highest month end balance.........................................           $2,715            $5,822           $5,803
     Weighted average balance outstanding during
         the year......................................................              989             3,208            5,627
     Average interest rate during the year.............................             7.01%             7.95%            8.34%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(8)  INCOME TAXES


         The components of income tax expense for the years ended December 31, were as follows:

                                                                                      1997       1996       1995
                                                                                   -------    -------    -------
                                                                                           (IN THOUSANDS)
Current:
    Federal ....................................................................   $ 3,198    $ 1,693    $ 1,140
    State ......................................................................       660        666        203
                                                                                   -------    -------    -------
                                                                                     3,858      2,359      1,343
                                                                                   -------    -------    -------

Deferred:
    Federal ....................................................................       133       (155)     1,143
    State ......................................................................       (58)      (260)       310
    Increase (decrease) in beginning-of-the-year balance
        of valuation allowance for deferred tax assets .........................      (285)        24       (836)
                                                                                   -------    -------    -------
                                                                                      (210)      (391)       617
                                                                                   -------    -------    -------
                                                                                   $ 3,648    $ 1,968    $ 1,960
                                                                                   =======    =======    =======

         A reconciliation of income tax expense attributable to operations with Federal income taxes at the statutory rate of 34% for the years ended December 31, 1997, 1996 and 1995 follows:

                                                                                      1997       1996       1995
                                                                                   -------    -------    -------
                                                                                           (IN THOUSANDS)
Computed "expected" tax expense at
   statutory rate ..............................................................   $ 3,716    $ 2,916    $ 2,496
Items affecting income tax expense:
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense .......................................................      (285)        24       (836)
    Dividends received deduction ...............................................      (134)      (139)       (54)
    State income taxes, net of Federal income
     tax benefit, before change in valuation
     allowance .................................................................       384        268        339
    Adjustment to beginning deferred tax asset .................................      --           20       --
    Other ......................................................................       (33)       164         15
    Bad debts ..................................................................      --         (885)      --
    Tax  audit settlement ......................................................      --         (400)      --
                                                                                   -------    -------    -------
        Income tax expense .....................................................   $ 3,648    $ 1,968    $ 1,960
                                                                                   =======    =======    =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(8)  INCOME TAXES  - (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                              1997       1996
                                                                           -------    -------
                                                                              (IN THOUSANDS)
Deferred tax assets:
   Net operating loss and other carryforwards ..........................   $    13    $    15
   Capital loss carryforward ...........................................      --           63
   Allowance for loan losses ...........................................     2,153      2,660
   Valuation adjustments on real estate owned ..........................       152         66
   Valuation adjustments on securities .................................       372        632
   Deferred loan fees ..................................................        81         61
   Deferred directors' fees ............................................        60         41
   Cash versus accrual adjustments .....................................       350        252
   Depreciation of banking premises and equipment ......................       143        142
   Basis difference on REO .............................................       213        198
                                                                           -------    -------

      Total gross deferred tax assets ..................................     3,537      4,130

         Less valuation allowance ......................................       (62)      (347)
                                                                           -------    -------

          Net deferred tax assets ......................................     3,475      3,783
                                                                           -------    -------
Deferred tax liabilities:
   Deferred loan sale premium ..........................................      --          308
   Purchase accounting adjustments .....................................       688        711
   Gain on distribution of SBLI stock ..................................       550        550
   Accounting for partnership interests ................................       512        509
   Unrealized gains on debt and equity securities
      available for sale ...............................................       785        397
   Prepaid retirement ..................................................      --          301
   Other ...............................................................       198         27
                                                                           -------    -------
          Total gross deferred tax liabilities .........................     2,733      2,803
                                                                           -------    -------
          Net deferred tax asset .......................................   $   742    $   980
                                                                           =======    =======

         A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. Management has established a valuation allowance principally for the state tax effects of the valuation adjustments on securities.

         The Corporation has certain tax bad debt reserves which will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the tax bad debt reserves continues to be subject to a provision of the current law that requires recapture

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(8)  INCOME TAXES  - (CONTINUED)


in the case of certain excess distributions to shareholders. The tax effect of the tax bad debt reserves subject to recapture in the case of certain excess distributions is approximately $885,000.

(9) STOCKHOLDERS' EQUITY

CAPITAL ADEQUACY

         The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         The Federal Reserve Board's ("FRB") leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00% depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. The FDIC's leverage capital-to-assets ratio guidelines on the Bank are substantively similar to those adopted by the FRB described above.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have a 4.00% Tier I risk-based capital ratio and an 8.00% total risk-based capital ratio. At December 31, 1997, neither the FRB nor the FDIC permitted the unrealized gain on marketable securities available for sale to be used in their calculation of regulatory capital.

         As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(9) STOCKHOLDERS' EQUITY - (CONTINUED)


         The Corporation's and the Bank's actual regulatory capital amounts (for purposes of computing the ratios) and ratios at December 31, 1997 and 1996 are presented in the following table (dollars in thousands):.


                                                                                                                   TO BE WELL
                                                                                                               CAPITALIZED UNDER
                                                                                     FOR CAPITAL               PROMPT CORRECTIVE
                                                      ACTUAL                          ADEQUACY                 ACTION PROVISIONS
                                                      ------                          --------                 -----------------
                                          REGULATORY          CAPITAL        REGULATORY     CAPITAL      REGULATORY         CAPITAL
                                           CAPITAL             RATIO           CAPITAL       RATIO        CAPITAL            RATIO
                                           -------             -----           -------       -----        -------            -----
1997
----

WARREN BANCORP, INC.

      Leverage capital                    $38,612             10.58%           $14,600       4.0%              N/A              N/A
      Tier I Risk-based capital            38,612             12.90%            11,977       4.0%              N/A              N/A
      Total Risk-based capital             42,379             14.15%            23,955       8.0%              N/A              N/A

WARREN FIVE CENTS SAVINGS BANK
      Leverage capital                     33,655              9.22%            10,951       3.0%          $18,250              5.0%
      Tier I Risk-based capital            33,655             11.29%            11,926       4.0%           17,889              6.0%
      Total Risk-based capital             37,386             12.54%            23,852       8.0%           29,816             10.0%
===================================================================================================================================

1996
----

WARREN BANCORP, INC.

      Leverage capital                    $33,707              9.48%           $14,219       4.0%              N/A              N/A
      Tier I Risk-based capital            33,707             13.47%            10,008       4.0%              N/A              N/A
      Total Risk-based capital             36,852             14.72%            20,106       8.0%              N/A              N/A

WARREN FIVE CENTS SAVINGS BANK

      Leverage capital                     32,495              9.14%            14,219       4.0%          $17,773              5.0%
      Tier I Risk-based capital            32,495             13.02%             9,985       4.0%           14,977              6.0%
      Total Risk-based capital             35,633             14.28%            19,969       8.0%           24,962             10.0%


                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(9) STOCKHOLDERS' EQUITY - (CONTINUED)


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

RETAINED EARNINGS

     At the time of the Bank's conversion from mutual to stock form of ownership in 1986, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Conversion. Liquidation subaccounts totaling $12,340,000 were established for each such eligible account holder equal to such holder's proportionate share of total qualifying deposits on February 28, 1986. After the acquisition of Beverly Savings Bank ("Beverly"), the Bank established a separate liquidation account for the benefit of eligible account holders of Beverly who continue to maintain their account after Beverly's conversion from mutual to stock form of ownership and the subsequent Beverly acquisition, and subaccounts for each such holder based on such holder's proportionate share of Beverly's total qualifying assets on April 30, 1986. The balance in the two liquidation accounts at December 31, 1997, the latest measurement date, was $1,970,000 (unaudited). Both liquidation accounts will be reduced to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in his liquidation subaccount. In the event of a complete liquidation of the Bank, and in only such event, each eligible account holder will be entitled to receive a distribution from the liquidation accounts equal to the current adjusted qualifying balance of his subaccount, to the extent of the Bank's assets remaining after payment of all prior claims.

         The Bank may not declare or pay a dividend to the holding company if the effect thereof would reduce capital below regulatory minimums or otherwise violate banking regulations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

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

         The Corporation's contributions to the plan charged to operations were as follows (in thousands):

                              1997   1996   1995
                              ----   ----   ----
Employer contribution .....   $136   $136   $132
Employer match ............     58     60     56
Profit sharing
   distribution ...........    --     159    130
                              ----   ----   ----
                              $194   $355   $318
                              ====   ====   ====

         One of the investment alternatives for the plan's participants is Warren Bancorp, Inc. common stock. In that regard, the Corporation reserved 135,000 shares of authorized but unissued shares for issuance thereunder.

TERMINATION OF PENSION PLAN

         As of October 1, 1997, the Bank terminated its defined-benefit, non-contributory pension plan administered by the Savings Bank Employees Retirement Association ("SBERA") . In conjunction with the 401(k) Savings Plan, the Corporation restructured the pension plan and, effective September 30, 1993, stopped providing new pension benefits for employee services after that date.

         The funded status of the plan and the amounts recognized in the Corporation's financial statements at December 31, 1996, was as follows (in thousands):

Actuarial present value of benefit obligations:
     Vested benefit obligations ..........................   $ 2,746
     Nonvested benefit obligations .......................      --
                                                             -------
     Accumulated benefit obligations .....................     2,746
     Additional benefit related to future compensation ...      --
                                                             -------
     Projected benefit obligation ........................     2,746
Plan assets at fair value, invested primarily in U.S.
     Government obligations and equity securities ........     5,587
                                                             -------
     Plan assets in excess of projected benefit
       obligation ........................................     2,841
Unrecognized net gain ....................................    (1,853)
Unrecognized net asset existing at December 31, 1986
       and remaining at year end .........................      (124)
                                                             -------
           Prepaid pension cost ..........................   $   864
                                                             =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(10)  EMPLOYEE BENEFITS - (CONTINUED)


         There was no prepaid or accrued pension cost at December 31, 1997.

         Net pension expense for the plan years ended December 31 includes the following:

                                                                             1997*    1996     1995
                                                                            -----    -----    -----
                                                                                 (IN THOUSANDS)
Current period service costs .............................................  $--      $--      $--
Interest costs on projected benefit obligations ..........................    154      229      220
Return on plan assets ....................................................   (366)    (745)    (843)
Net amortization and deferral ............................................    (77)     260     (411)
Provision for Federal excise tax .........................................     43       38       32
                                                                            -----    -----    -----
   Net periodic pension (income) .........................................  $(246)   $(218)   $(180)
                                                                            =====    =====    =====

* Through October 1, 1997, the date the plan was terminated.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(10)  EMPLOYEE BENEFITS - (CONTINUED)


          The key assumptions used in the development of the actuarially determined pension data for 1997 and 1996 were a discount rate of 7.50% and 7.00%, respectively and an expected long-term rate of return on plan assets of 8.75% for both years

         To terminate the plan, SBERA made distributions to participants computed using interest-rate and actuarial assumptions prescribed by the Pension Benefit Guarantee Corporation. Net proceeds to the Corporation after distributions to participants were $2,547,000. The Corporation set aside 25% of these proceeds, or $637,000, into the 401(k) plan for the benefit of current employees to be distributed into employees' individual 410(k) accounts on January of 1998, 1999 and 2000 as a special profit-sharing distribution. The Corporation also paid a federal excise tax of $382,000 in conjunction with the termination of the plan.

         The gain on termination of pension plan of $538,000 is computed as follows (in thousands):

Total pension asset after distribution to participants..........................                          $2,547
25% setaside for current employees..............................................                            (637)
                                                                                                          ------
         Net....................................................................                          $1,910
20% federal excise tax..........................................................                            (382)
                                                                                                          ------
         Net....................................................................                          $1,528
Prepaid pension cost at date of termination.....................................        $1,153
Accrued federal excise tax liability at date of termination.....................          (173)
                                                                                        ------
         Net prepaid pension asset..............................................                            (980)
Costs associated with termination...............................................                             (10)
                                                                                                          ------
         Net gain on termination of pension plan................................                          $  538
                                                                                                         =======

SUPPLEMENTAL RETIREMENT ARRANGEMENT

         Effective July 1, 1995, the Bank established a supplemental retirement benefit arrangement for the former Chief Executive Officer. The expense to maintain that arrangement amounted to $168,000 in 1997 and $164,000 in 1996. Included in the accompanying balance sheet are accrued expenses of $234,000 and $135,000 at December 31, 1997 and 1996, respectively. The arrangement is being partially funded by a life insurance policy.

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

         As permitted under SFAS 123, the Corporation continues to apply APB Opinion No. 25 and related interpretations in accounting for the Option Plans; therefore, no compensation cost has been recognized.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(10)  EMPLOYEE BENEFITS - (CONTINUED)


Under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro-forma amounts indicated below;


                                                                  1997             1996             1995
                                                                  ----             ----             ----
Net income:
                                 As reported.........         $7,285,000        $6,609,000       $5,382,000
                                 Pro-forma.......... .        $7,013,000        $6,450,000       $5,281,000

Basic earnings per share:
                                 As reported.........         $1.92             $1.80            $1.50
                                 Pro-forma...........         $1.85             $1.76            $1.47

Diluted earnings per share:
                                 As reported.........         $1.83             $1.69            $1.40
                                 Pro-forma...........         $1.76             $1.65            $1.38

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 3.72%, 3.61% and 4.96%; expected volatility of 34%, 32% and 38%; risk-free interest rates of 6.6%, 6.6% and 6.5%; and expected lives of six years for 1997, 1996 and 1995. The weighted average grant-date fair value per share of stock options issued in 1997, 1996 and 1995 were $4.54, $2.86 and $1.81, respectively.

         Changes in options outstanding during 1997, 1996 and 1995 were as follows:

                                                                                                                      AVERAGE
                                                                                                                     EXERCISE
                                                                                          EXERCISE PRICE             PRICE PER
                                                                          SHARES         RANGE PER SHARE               SHARE
                                                                          ------         ---------------               -----
Outstanding, December 31, 1994................................           556,600         $0.50 to $  8.00              $4.61
     (317,100 shares exercisable)
Granted during 1995...........................................            96,800         $8.1875 to $10.25             $8.30
Exercised during 1995.........................................          (90,100)         $1.00 to $6.625               $1.65
Canceled during 1995..........................................           (1,560)         $3.625 to $6.625              $5.47
                                                                       --------
Outstanding, December 31, 1995................................           561,740         $0.50 to $10.25               $5.72
     (347,893 shares exercisable)
Granted during 1996...........................................            95,550         $12.375 to $15.125           $12.52
Exercised during 1996.........................................         (122,025)         $  .50 to $8.188              $2.84
Canceled during 1996..........................................          (18,590)         $3.625 to $12.375             $8.83
                                                                       --------
Outstanding, December 31, 1996................................           516,675         $1.00 to $15.125              $7.50
     (330,285 shares exercisable)
Granted during 1997...........................................           102,500         $15.125 to $15.75            $15.73
Exercised during 1997.........................................         (144,530)         $1.00 to $12.375              $5.10
Canceled during 1997..........................................           (5,540)         $8.00 to $15.75              $10.93
                                                                       --------
Outstanding, December 31, 1997................................           469,105         $1.00 to $15.75               $9.99
                                                                       =========
     (282,175 shares exercisable)

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(10)  EMPLOYEE BENEFITS - (CONTINUED)


         The following table summarizes information about the options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------------------------------------            -------------------
                                      WEIGHTED
                                       AVERAGE         WEIGHTED                        WEIGHTED
 RANGE OF                             REMAINING        AVERAGE                         AVERAGE
 EXERCISE                            CONTRACTUAL       EXERCISE                        EXERCISE
 PRICES             NUMBER               LIFE           PRICE             NUMBER        PRICE
 ------             ------               ----           -----             ------        -----
$0 - $5             33,820               3.80           $3.08             33,820        $3.08
 5 - 10            244,675               5.61            7.67            191,775         7.54
10 - 15             83,910               7.73           12.30             34,080        12.26
16 - 20            106,700               9.33           15.70             22,500        15.68
                   -------                                               -------
  Total            469,105               6.70            9.99            282,175         8.22
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(11) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


         Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                                                          CONTRACT
                                                                                           AMOUNT
                                                                                    ---------------------
                                                                                       (IN THOUSANDS)
                                                                                    1997             1996
                                                                                    ----             ----
Financial Instruments Whose Contract Amounts Represent
 Credit Risk:
   Commitments to originate loans..............................................   $  7,672         $  4,278
   Unused lines of credit......................................................     26,450           25,209
   Standby letters of credit...................................................      1,836            1,179
   Unadvanced portions of construction loans...................................     16,974           13,307
   Loans sold with recourse....................................................      2,217            2,504

Financial Instruments Whose Contract Amounts
 Exceed the Amount of Credit Risk:
   Forward commitments to sell loans...........................................     $3,795           $1,526

         Commitments to originate loans, unused lines of credit, and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include single family houses, inventory, property, plant and equipment, and income-producing properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that in extending loan facilities to customers.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(11) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


         A portion of the Bank's loans were sold with recourse in the event of default by the borrower. These transactions were recorded as a sale of assets for financial reporting purposes.

         As a nonmember of the Federal Reserve System, the Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $1.2 million at December 31, 1997.

         There are no legal claims against the Corporation arising in the normal course of business at December 31, 1997.

(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY)

         The condensed information of Warren Bancorp, Inc. is as follows:

BALANCE SHEETS:                                                           AT DECEMBER 31,
                                                                       ---------------------
                                                                       1997             1996
                                                                       ----             ----
                                                                            (IN THOUSANDS)
ASSETS
Cash..............................................................   $   5,013        $   1,231
Investment in subsidiary..........................................      35,071           33,233
Other assets......................................................         101              115
                                                                     ---------        ---------
     Total assets.................................................   $  40,185        $  34,579
                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses...............................................   $     157        $     134
                                                                     ---------        ---------
       Total liabilities..........................................         157              134
Stockholders' equity..............................................      40,028           34,445
                                                                     ---------        ---------
       Total liabilities and stockholders' equity.................   $  40,185        $  34,579
                                                                     =========        =========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)


STATEMENTS OF OPERATIONS:                                                YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                       1997       1996       1995
                                                                    -------    -------    -------
                                                                            (IN THOUSANDS)
Income:
   Dividend income from subsidiary ..............................   $ 6,296    $ 3,850    $ 1,081
   Interest .....................................................        13       --         --
   Management fees ..............................................        81         89        106
                                                                    -------    -------    -------
          Total operating income ................................     6,390      3,939      1,187
Expenses:
    Other expenses ..............................................       (81)       (89)      (106)
    Income tax expense ..........................................       (21)       (13)      --
Equity in undistributed net income of subsidiary ................       997      2,772      4,301
                                                                    -------    -------    -------
Net income ......................................................   $ 7,285    $ 6,609    $ 5,382
                                                                    =======    =======    =======

         The parent-company-only statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three year period ended December 31, 1997 and therefore are not reprinted here.

STATEMENTS OF CASH FLOWS                                                           YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                                  1997       1996       1995
                                                                               -------    -------    -------
                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
   Net income ..............................................................   $ 7,285    $ 6,609    $ 5,382
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed net income of Bank
         subsidiary ........................................................      (997)    (2,772)    (4,301)
      (Increase) decrease in other assets ..................................        14         12       (122)
      Increase (decrease) in liabilities ...................................         4        (11)       147
                                                                               -------    -------    -------
         Net cash provided by operating activities .........................     6,306      3,838      1,106
                                                                               -------    -------    -------
Cash flows from investing activities:
   Capital contribution to subsidiary ......................................      --         --          (23)
                                                                               -------    -------    -------
          Net cash (used in) investing activities ..........................      --         --          (23)
                                                                               -------    -------    -------
Cash flows from financing activities:
   Dividends paid ..........................................................    (3,263)    (1,948)    (1,081)
   Purchase of treasury stock ..............................................      --       (1,174)      --
   Proceeds from issuance of common stock ..................................       739        346        162
                                                                               -------    -------    -------
          Net cash (used in) financing activities ..........................    (2,524)    (2,776)      (919)
                                                                               -------    -------    -------
Increase in cash and cash equivalents ......................................     3,782      1,062        164
Cash and cash equivalents at beginning of year .............................     1,231        169          5
                                                                               -------    -------    -------
Cash and cash equivalents at end of year ...................................   $ 5,013    $ 1,231        169
                                                                               =======    =======    =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

 (13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                                THREE MONTHS ENDED 1997
                                                                                -----------------------
                                                               DECEMBER          SEPTEMBER           JUNE            MARCH
                                                                  31                30                30               31
                                                               --------          --------            -----           -----
                                                                         (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income.........................            $7,317           $7,121            $7,180          $ 6,921
Interest expense.....................................             2,938            2,870             2,789            2,807
                                                                  -----            -----          --------          -------
   Net interest income...............................             4,379            4,251             4,391            4,114
Provision for (recovery of) loan losses..............                48             (126)             (198)             (40)
                                                               --------         --------          --------          -------
   Net interest income after provision
     for loan losses.................................             4,331            4,377             4,589            4,154
Non-interest income  (1).............................               385              760               228            1,966
Non-interest expense  (2)............................             2,463            2,272             2,374            2,748
                                                               --------         --------          --------          -------
   Income before income taxes........................             2,253            2,865             2,443            3,372
Income tax expense...................................               760            1,161               819              908
                                                               --------         --------          --------          -------
          Net income ................................          $  1,493         $  1,704          $  1,624          $ 2,464
                                                               ========         ========          ========          =======

Basic earnings per share:............................          $   0.39         $   0.45          $   0.43          $  0.67
                                                               ========         ========          ========          =======

Diluted earnings per share: .........................          $   0.37         $   0.43          $   0.41          $  0.63
                                                               ========         ========          ========          =======

-------------
(1) Non-interest income includes gains (loss) on sale mortgage servicing rights, $1,462,000, $(55,000), $29,000 and none for the three months ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, respectively. Gains on sales of investment securities, net, were $99,000, $21,000 and $20,000 for the three months ended March 31, 1997, September 30, 1997 and December 31, 1997, respectively. Gains from termination of pension plan were $457,000 and $81,000 for the three months ended September 30, 1997 and December 31, 1997, respectively.

(2) Non-interest expense includes real estate operations expense of $343,000, $30,000, $17,000 and $19,000 for the three months ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)


                                                                                   THREE MONTHS ENDED 1996
                                                                                   -----------------------
                                                               DECEMBER         SEPTEMBER           JUNE             MARCH
                                                                 31                30                30                31
                                                               --------         ---------           -----            ------
                                                                       (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income.........................            $6,939         $  6,914          $  6,956          $ 6,972
Interest expense.....................................             2,887            2,386             2,819            2,927
                                                               --------         --------          --------          -------
   Net interest income...............................             4,052            4,078             4,137            4,045
Provision for (recovery of) loan losses..............                99             (141)               23              135
                                                               --------         --------          --------          -------
   Net interest income after provision
     for loan losses.................................             3,953            4,219             4,114            3,910
Non-interest income  (1).............................               412              563               561              638
Non-interest expense.................................             2,711            2,382             2,298            2,402
                                                               --------         --------          --------          -------
   Income before income taxes........................             1,654            2,400             2,377            2,146
Income tax expense (benefit) (2).....................              (297)             821               927              517
                                                               --------         --------          --------          -------
          Net income ................................          $  1,951         $  1,579          $  1,450          $ 1,629
                                                               ========         ========          ========          =======

Basic earnings per share:............................          $   0.53         $   0.43          $   0.39          $  0.44
                                                               ========         ========          ========          =======

Diluted earnings per share: .........................          $   0.50         $   0.41          $   0.37          $  0.42
                                                               ========         ========          ========          =======

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

         Basic and diluted earnings per share may not accumulate to annual amounts due to changes in average common shares and common-equivalent shares outstanding during the year and rounding.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


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

CASH AND DUE FROM BANKS, ACCRUED INTEREST RECEIVABLE, ACCRUED INTEREST PAYABLE AND OTHER BORROWED FUNDS

         Cash and due from banks, accrued interest receivable, accrued interest payable, and other borrowed funds are short-term in nature and are not subject to material interest rate changes which would result in a material difference between fair value and book value. In addition, an adjustment to fair value for credit risk is not considered necessary because of the current financial status of the various counterparties. The book value of these financial instruments is representative of their fair value.

INVESTMENT SECURITIES

         U.S. Treasury and Government Agency securities, mortgage-backed securities, money market funds and overnight investments, fixed income mutual funds and common and preferred stock are actively traded in a secondary market. Published investment securities market values are used as fair value for most of these securities. Refer to Note 2 for the fair value of these securities. Stock in the Federal Home Loan Bank and the Depositors Insurance Fund Liquidity Fund and advances to the Thrift Institution Fund for Economic Development are not traded in a secondary market. Based upon the characteristics of these securities, however, book value is a reasonable estimate of fair value. The fair value of stock in SBLI is based upon its most recent appraisal.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


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

DEPOSIT LIABILITIES AND ESCROW DEPOSITS OF BORROWERS

         The fair value of deposits with no stated maturity such as savings deposits, non-interest deposits and escrow deposits of borrowers is equal to the book value of these accounts. The fair value of time deposits (including retirement time deposits) is based upon the discounted value of contractual cash flows. The discount rate has been estimated using the rates offered for deposits of a similar remaining maturity as of December 31, 1997 and 1996. Early withdrawal assumptions, based on the Bank's experience, do not materially affect the estimation of fair value.

FEDERAL HOME LOAN BANK ADVANCES

         The fair value of Federal Home Loan Bank advances is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates for advances of a similar remaining maturity as of December 31, 1997 and 1996.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         The fair value of the Corporation's commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Corporation's commitments to sell loans is based on current market prices. At December 31, 1997 and 1996, management has estimated the fair values of these financial instruments to be immaterial.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

         The estimated fair values of the Corporation's financial instruments at December 31 are as follows (in thousands):

                                                                        1997                              1996
                                                                        ----                              ----
                                                                BOOK          ESTIMATED           BOOK           ESTIMATED
                                                               VALUE         FAIR VALUE           VALUE          FAIR VALUE
                                                               -----         ----------           -----          ----------
Financial assets:
   Cash and due from banks...........................       $  7,191         $  7,191          $  5,855          $  5,855
   Money market funds and overnight
      investments....................................          6,288            6,288             6,733             6,733
   Investment securities.............................        101,698          101,698           104,937           104,937
   Loans held for sale...............................          1,031            1,041             3,003             3,003
   Loans, net........................................        236,697          239,508           218,313           222,100
   Other investments.................................          6,294            6,534             6,678             6,918

Financial liabilities:
   Non-time deposits.................................        179,669          179,669           179,102           179,102
   Time deposits.....................................        145,624          145,900           137,264           137,500
   FHLB borrowings...................................            671              652             2,715             2,715
   Repurchase agreements.............................          2,255            2,255             2,212             2,212

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a)(1)   Financial Statements. Included in Item 8.
         (a)(2)   Financial Statement Schedules. (none)
         (a)(3)   Exhibits
         3.1      -- Articles of Organization of Warren Bancorp, Inc. (6)
         3.2      -- By-laws of Warren Bancorp, Inc., (6)
         4.1      -- Form of Stock Certificate of Warren Bancorp, Inc. (7)
         10.1     -- Warren Bancorp, Inc. 1986 Incentive and Nonqualified Stock
                     Option Plan, as amended. (4)
         10.2     -- Special Termination Agreement among Warren Bancorp, Inc.,
                     Warren Five Cents Savings Bank and Paul M. Peduto. (3)
         10.3     -- Special Termination Agreement among Warren Bancorp, Inc.,
                     Warren Five Cents Savings Bank and Leo C. Donahue. (3)
         10.4     -- Split-Dollar Agreement between Warren Five Cents Savings
                     Bank and Paul M. Peduto. (1)
         10.5     -- Split-Dollar Agreement between Warren Five Cents Savings
                     Bank and Leo C.    Donahue, Jr. (1)
         10.6     -- Beverly Savings Bank 1986 Incentive and Nonqualified Stock
                     Option Plan, as  amended. (2)
         10.7     -- Beverly Savings Bank 1986 Nonemployees Nonqualified Stock
                     Option Plan, as amended (2)
         10.8     -- Special Termination Agreement among Warren Bancorp, Inc.,
                     Warren Five Cents Savings Bank and John R. Putney. (3)
         10.9     -- Split-Dollar Agreement between Warren Five Cents Savings
                     Bank and John R. Putney. (3)
         10.10    -- Warren Bancorp, Inc. 1991 Incentive and Nonqualified Stock
                     Option Plan, as amended. (2)
         10.11    -- Employment Agreement among Warren Bancorp, Inc., Warren
                     Five Cents Savings Bank and George W. Phillips. (7)
         10.12    -- Split-Dollar Agreement between Warren Five Cents Savings
                     Bank and Mark J. Terry (8)
         10.13    -- Special Termination Agreement among Warren Bancorp, Inc.,
                     Warren Five Cents Savings Bank and Mark J. Terry. (8)
         10.14    -- Warren Bancorp, Inc. 1995 Incentive and Nonqualified Stock
                     Option Plan  (5)
         10.15    -- Executive Supplemental Retirement Agreement among Warren
                     Bancorp, Inc., Warren Five Cents Savings Bank and George W. Phillips. (7)
         10.16    -- Split-Dollar Agreement between Warren Five Cents Savings
                     Bank and George W. Phillips  (7)
         10.17    -- Employment Agreement between Warren Five Cents Savings Bank and John R. Putney  (8)
         10.18    -- Consulting Agreement between Warren Bancorp, Inc. and
                     George W. Phillips  (8)
         21.1     -- List of Subsidiaries of Warren Bancorp, Inc. (8)
         23.1     -- Consent of Independent Public Accountants. (8)
         23.2     -- Consent of Independent Public Accountants. (8)

         (b)  Reports on Form 8-K.  None.

-----------------
(1) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 15, 1988 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 13, 1995 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 1990 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 1995.
(7) Previously filed as an exhibit to the Corporation's Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1996.
(8)   Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly created this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on March 18, 1998.

                                                       WARREN BANCORP, INC.

                                             By:      /s/ Stephen G. Kasnet
                                                --------------------------------
                                                        STEPHEN G. KASNET
                                                      CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

            NAME                          TITLE                      DATE
            ----                          -----                      ----


      /s/ John R. Putney         President and Chief Executive    March 18, 1998
-------------------------------  Officer; Director (Principal
        JOHN R. PUTNEY           Executive Officer)


      /s/ Paul M. Peduto         Treasurer; Director              March 18, 1998
-------------------------------  (Principal Financial Officer
        PAUL M. PEDUTO           and Principal Accounting Officer)


                                 Director
-------------------------------
        PETER V. BENT


  /s/ Stephen J. Connolly, IV    Director                         March 18, 1998
-------------------------------
     STEPHEN J. CONNOLLY, IV


     /s/ Francis L. Conway       Director                         March 18, 1998
-------------------------------
       FRANCIS L. CONWAY


      /s/ Paul J. Curtin         Director                         March 18, 1998
-------------------------------
        PAUL J. CURTIN


   /s/ Robert R. Fanning, Jr.    Director                         March 18, 1998
-------------------------------
      ROBERT R. FANNING, JR.


                                 Director
-------------------------------
       ARTHUR E. HOLDEN


      /s/ Stephen R. Howe        Director                         March 18, 1998
-------------------------------
        STEPHEN R. HOWE


      /s/ John C. Jeffers        Director                         March 18, 1998
-------------------------------
        JOHN C. JEFFERS


   /s/ Stephen G. Kasnet         Director                         March 18, 1998
-------------------------------
      STEPHEN G. KASNET


       /s/ Linda Lerner          Director                         March 18, 1998
-------------------------------
         LINDA LERNER


   /s/ Arthur E. McCarthy        Director                         March 18, 1998
-------------------------------
      ARTHUR E. MCCARTHY


                                 Director
-------------------------------
    ARTHUR J. PAPPATHANASI


   /s/ George W. Phillips        Director                         March 18, 1998
-------------------------------
      GEORGE W. PHILLIPS


      /s/ John D. Smidt          Director                         March 18, 1998
-------------------------------
        JOHN D. SMIDT


                                 Director
-------------------------------
       JOHN H. WOMACK

                                                         SHAREHOLDER INFORMATION

ANNUAL MEETING
The Annual Meeting of Shareholders of Warren Bancorp, Inc. will be held at the King's Grant Inn, Route 128, Danvers, Massachusetts, on Wednesday, May 6, 1998, at 10:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, is being mailed to shareholders with this annual report.

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

SHAREHOLDER INFORMATION

                                                                             INDEPENDENT PUBLIC
SHAREHOLDER RELATIONS               TRANSFER AGENT & REGISTRAR                   ACCOUNTANTS

Paul M. Peduto, Treasurer           Registrar and Transfer Company           Arthur Andersen LLP
Warren Bancorp, Inc.                10 Commerce Drive                        225 Franklin Street
10 Main Street                      Cranford, NJ  07016-3572                 Boston, MA  02110-2812
Post Office Box 6159
Peabody, Massachusetts  01960
(978) 531-7400

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Corporation's common stock is traded over the counter and is quoted in the NASDAQ National Market System under the symbol WRNB. The following table sets forth the high and low closing prices for the common stock of the Corporation during the two-year period ended December 31, 1997. All prices set forth below are based upon information provided by NASDAQ.

                                                                                           COMMON STOCK
                                                                                           ------------
                                                                                       HIGH              LOW
                                                                                       ----              ---
         1997              4th Quarter..........................................     $24.13            $19.25
                           3rd Quarter..........................................      19.68             17.25
                           2nd Quarter..........................................      19.00             15.00
                           1st Quarter..........................................      16.25             14.75

         1996              4th Quarter..........................................     $16.38            $12.75
                           3rd Quarter..........................................      13.25             11.88
                           2nd Quarter..........................................      13.25             10.50
                           1st Quarter..........................................      11.13             10.25

As of March 1, 1998, the Corporation had approximately 663 stockholders of record who held 3,816,992 shares of common stock. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee names through various brokerage firms or other entities.

         Dividends were paid by the Corporation during 1997 and 1996 as follows:

                                                                             PAYMENT              DIVIDEND
                                                                              DATE               PER SHARE
                                                                              ----               ---------

         1997      4th Quarter........................                  November 10, 1997            $.13
                   3rd Quarter.................................         August 11, 1997               .13
                   2nd Quarter*.......................                  May 12, 1997                  .50
                   1st Quarter.................................         February 4, 1997              .11

                   *        Includes special dividend of $.37 per share.

         1996      4th Quarter........................                  November 13, 1996            $.11
                   3rd Quarter.................................         August 13, 1996               .11
                   2nd Quarter**......................                  May 14, 1996                  .21
                   1st Quarter.................................         February 21, 1996             .10

                   **       Includes special dividend of $.10 per share.

CORPORATE INFORMATION

WARREN BANCORP, INC. AND WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 9, 1998

DIRECTORS                                                                          PRINCIPAL OFFICERS

PETER V. BENT #**                      LINDA LERNER #+**                           WARREN BANCORP, INC.
Owner/Manager,                         Retired
Brown's Yacht Yard                                                                 STEPHEN G. KASNET
                                       ARTHUR E. MCCARTHY *-                       Chairman of the Board
STEPHEN J. CONNOLLY, IV -+             Vice President &
President,                             Managing Director,                          JOHN R. PUTNEY
Connolly Brothers, Inc.                Tucker Anthony, Inc.                        President and
Construction Company                                                               Chief Executive Officer
                                       ARTHUR J. PAPPATHANASI #**
FRANCIS L. CONWAY #                    President &                                 PAUL M. PEDUTO
President & Treasurer,                 Chief Executive Officer,                    Treasurer
F.L. Conway & Sons, Inc.               West Lynn Creamery, Inc. and
                                       Richdale Dairy Stores, Inc.                 SUSAN G. OUELLETTE
PAUL J. CURTIN *+                                                                  Clerk
Certified Public Accountant            PAUL M. PEDUTO
                                       Treasurer,                                  WARREN FIVE CENTS SAVINGS BANK
ROBERT R. FANNING, JR. *#-**           Warren Bancorp, Inc., and
President &                            Executive Vice President,                   STEPHEN G. KASNET
Chief Executive Officer,               Chief Financial Officer and Treasurer,      Chairman of the Board
Northeast Health                       Warren Five Cents Savings Bank
Systems, Inc. and                                                                  JOHN R. PUTNEY
Beverly Hospital Corporation           GEORGE W. PHILLIPS ++**                     President and
                                       Retired                                     Chief Executive Officer
ARTHUR E. HOLDEN *-
President,                             JOHN R. PUTNEY                              PAUL M. PEDUTO
Holden Oil, Inc.                       President &                                 Executive Vice President,
                                       Chief Executive Officer,                    Chief Financial Officer and Treasurer
STEPHEN R. HOWE +#**                   Warren Bancorp, Inc. and
Certified Public Accountant            Warren Five Cents Savings Bank              LEO C. DONAHUE
                                                                                   Senior Vice President for
JOHN C. JEFFERS #+                     JOHN D. SMIDT +                             Personal Banking
Vice President,                        President & Treasurer,
Jeffers Millwork                       John Smidt Co., Inc.                        MARK J. TERRY
                                                                                   Senior Vice President for
STEPHEN G. KASNET*-+                   JOHN H. WOMACK +                            Corporate Banking and
President,                             President,                                  Senior Lending Officer
Pioneer Real Estate Advisors,          JJS Services, Inc.
Chairman of the Board,                                                             SUSAN G. OUELLETTE
Warren Bancorp, Inc. and                                                           Clerk
Warren Five Cents Savings Bank

*  Executive Committee
#  Finance, Audit and Compliance Committee
-  Nominating Committee
+  Loan Committee (Warren Five Cents Savings Bank)
++ Director of Warren Bancorp, Inc. only
** Strategic Planning Committee

WARREN FIVE CENTS SAVINGS BANK


VICE PRESIDENTS                                     OTHER OFFICERS

JEFFREY O. BREWER                                   WILLIAM H. ANDERSON
NANCY A. CAVANAUGH                                  PATRICIA M. F. BATES
KERIN E. DEEDY                                      CAROL M. BRUNTON
KENNETH R. DILLON                                   NANCY B. CLAY
COLLEEN  GOLDEN                                     BARBARA J. DeDONATO
MARY C. HELMING                                     PATRICIA R. DiGIOVANNI
BARBARA L. KELLY                                    SHERRY M. O'CONNELL
SUZANNA R. LEVINE                                   LINDA A. PALMER
WILLIAM F. LINDQUIST, III                           CHERYL L. PRESTON
MITCHELL MARCUS
ARTHUR T. McCARTHY

ASSISTANT VICE PRESIDENTS

PATRICIA A. ACQUAVIVA
MEGAN T. CARLTON
RUTH M. DAY
CYNTHIA J. GOLDSMITH
KAREN A. GRINDROD
CYNTHIA J. HICKEY
WILLIAM J. KELL
MARIA C. LIMA
ELEANOR M. MANNING
PAUL A. NUCCIO
JEROME J. SALERNO
SUSAN S. SHORTSLEEVE
JOAN C. WILLIAMS