Form 10-Q
period 1998-03-31
WARREN BANCORP INC
filed 1998-05-14
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act  of 1934

or the quarterly period ended March 31, 1998 or
                              --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at May 7, 1998
---------------------------------------     -----------------------------------
Common Stock, par value $.10 per share                   3,949,207

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                   March 31,       December 31,
                                                                                                     1998             1997
                                                                                                     ----             ----
                                   ASSETS
Cash and due from banks (non-interest bearing) ...............................................   $   5,606         $   7,191
Money market funds and overnight investments .................................................       7,099             6,288
Investment and mortgage-backed securities available for sale  (amortized cost of $96,740
   at March 31, 1998 and $98,737 at December 31, 1997) .......................................      98,737           101,698
Other investments (fair value of $6,534 at March 31, 1998 and December 31, 1997) .............       6,294             6,294
Loans held for sale ..........................................................................       1,846             1,031
Loans ........................................................................................     245,537           240,763
Allowance for loan losses ....................................................................      (4,023)           (4,066)
                                                                                                 ---------         ---------
   Net loans .................................................................................     241,514           236,697
Banking premises and equipment, net ..........................................................       4,902             4,785
Accrued interest receivable ..................................................................       2,846             2,790
Real estate acquired by foreclosure ..........................................................       2,010             2,010
Other assets .................................................................................       1,675             2,209
                                                                                                 ---------         ---------
   Total assets...............................................................................   $ 372,529         $ 370,993
                                                                                                 =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits ..................................................................................   $ 325,624         $ 325,293
   Borrowed funds ............................................................................       2,907             2,926
   Escrow deposits of borrowers ..............................................................       1,102             1,005
   Accrued interest payable ..................................................................         608               812
   Accrued expenses and other liabilities ....................................................       1,168               929
                                                                                                 ---------         ---------

     Total liabilities .......................................................................     331,409           330,965
                                                                                                 ---------         ---------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none ...........................................................          --                --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 3,929,912 shares at March 31, 1998 and 3,904,097 shares at December 31, 1997
      Outstanding - 3,831,912 shares at March 31, 1998 and 3,806,097 shares at
       December 31, 1997 .....................................................................         393               390
   Additional paid-in capital ................................................................      35,350            35,114
   Retained earnings .........................................................................       5,264             4,282
   Treasury stock, at cost, 98,000 shares at March 31, 1998 and December 31, 1997 ............      (1,174)           (1,174)
                                                                                                 ---------         ---------
                                                                                                    39,833            38,612
   Net unrealized gain on securities available for sale, net of taxes ........................       1,287             1,416
                                                                                                 ---------         ---------

      Total stockholders' equity .............................................................      41,120            40,028
                                                                                                 ---------         ---------

      Total liabilities and stockholders' equity .............................................   $ 372,529         $ 370,993
                                                                                                 =========         =========




          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                                March 31,
                                                              ---------------------------------------------
                                                                         1998                1997
                                                                         ----                ----

                                                              (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans ......................................            $ 5,527             $ 5,067
   Interest and dividends on investments ..................              1,203               1,102
   Interest on mortgage-backed securities .................                512                 752
                                                                       -------             -------
      Total interest and dividend income ..................              7,242               6,921
                                                                       -------             -------
Interest expense:
   Interest on deposits ...................................              2,879               2,755
   Interest on borrowed funds .............................                 30                  52
                                                                       -------             -------
      Total interest expense ..............................              2,909               2,807
                                                                       -------             -------

      Net interest income .................................              4,333               4,114
Provision for (recovery of) loan losses ...................                (18)                (40)
                                                                       -------             -------

      Net interest income after provision for (recovery of)
         loan losses ......................................              4,351               4,154
                                                                       -------             -------
Non-interest income:
   Loan servicing fees ....................................                  4                 120
   Customer service fees ..................................                188                 216
   Gains on sales of investment securities, net ...........                  9                  99
   Gains on sales of mortgage loans .......................                 52                  65
   Gain on sale of mortgage-servicing rights ..............                 --               1,462
   Other ..................................................                  2                   4
                                                                       -------             -------

      Total non-interest income ...........................                255               1,966
                                                                       -------             -------

      Income before non-interest expense and income taxes .              4,606               6,120
                                                                       -------             -------

Non-interest expense:
   Salaries and employee benefits .........................              1,413               1,480
   Office occupancy and equipment .........................                305                 288
   Professional services ..................................                 31                  84
   Marketing ..............................................                 40                  38
   Real estate operations .................................                 25                 343
   Outside data processing expense ........................                125                 112
   Other ..................................................                424                 403
                                                                       -------             -------
      Total non-interest expenses .........................              2,363               2,748
                                                                       -------             -------

       Income before income taxes .........................              2,243               3,372
 Income tax expense .......................................                765                 908
                                                                       -------             -------

     Net income ...........................................            $ 1,478             $ 2,464
                                                                       =======             =======

     Basic earnings per share .............................            $  0.39             $  0.67
                                                                       =======             =======

     Diluted earnings per share ...........................            $  0.36             $  0.63
                                                                       =======             =======




          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998


                                                                                                Accumulated
                                                                        Additional                 Other
                                                 Comprehensive Common    Paid-in     Retained   Comprehensive  Treasury
                                                    Income      Stock    Capital     Earnings      Income        Stock      Total
                                                 ------------- ------   ----------   --------   -------------  --------     -----
                                                                              (Dollars in thousands)

Balance at December 31, 1996 .................                  $376     $34,245     $   260      $   738      ($1,174)    $ 34,445

 Comprehensive income:
   Net income ................................     $ 2,464        --          --       2,464           --           --        2,464
   Other comprehensive income (loss):
    Unrealized loss on securities available
     for sale, net of taxes ..................         (89)
    Less: Reclassification adjustment for
     securities gains, net tax expense of $34,
     included in net income ..................          65
                                                   -------
      Total other comprehensive (loss) .......        (154)       --          --          --         (154)          --         (154)

                                                   -------
 Comprehensive income ........................     $ 2,310
                                                   =======
 Dividends paid ..............................                    --          --        (404)          --           --         (404)

 Issuance of 29,340 shares for exercise
 of options ..................................                     3         128          --           --           --          131
                                                                ----     -------     -------      -------      -------     --------

Balance at March 31, 1997 ....................                   379      34,373       2,320          584       (1,174)      36,482

 Comprehensive income:
   Net income ................................     $ 4,821        --          --       4,821           --           --        4,821
   Other comprehensive income (loss):
    Unrealized gain on securities available
     for sale, net of taxes ..................         859
    Less: Reclassification adjustment for
     securities gains, net tax expense of $14,
     included in net income ..................          27
                                                   -------
      Total other comprehensive income .......         832        --          --          --          832           --          832
                                                   -------
 Comprehensive income ........................     $ 5,653
                                                   =======
 Dividends paid ..............................                    --          --      (2,859)          --           --       (2,859)

 Tax benefit of stock options exercised ......                    --         144          --           --           --          144

 Issuance of 115,190 shares for exercise
  of options .................................                    11         597          --           --           --          608
                                                                ----     -------     -------      -------      -------     --------

Balance at December 31, 1997 .................                   390      35,114       4,282        1,416       (1,174)      40,028


 Comprehensive income:
  Net income .................................     $ 1,478       --         --         1,478         --           --          1,478
  Other comprehensive income (loss):
   Unrealized loss on securities available
    for sale, net of taxes ...................        (121)
   Less: Reclassification adjustment for .....                   --         --          --           (129)        --           (129)
    securities gains, net tax expense of $1,
    included in net income ...................           8
                                                   -------
      Total other comprehensive (loss) .......        (129)

                                                   -------
Comprehensive income .........................     $ 1,349
                                                   =======
Dividends paid ...............................                   --         --          (496)        --           --           (496)

Tax benefit of stock options exercised .......                   --           42        --           --           --             42

Issuance of 25,815 shares for exercise
of options ...................................                     3         194        --           --           --            197
                                                                ----     -------     -------      -------      -------     --------

Balance at March 31, 1998 ....................                  $393     $35,350     $ 5,264      $ 1,287      ($1,174)    $ 41,120
                                                                ====     =======     =======      =======      =======     ========




See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      1998               1997
                                                                                      ----               ----
                                                                                           (In thousands)
Cash flows from operating activities:
   Net Income ...........................................................          $  1,478           $  2,464

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses ............................               (18)               (40)
     Depreciation and amortization ......................................               154                148
     Deferred income tax expense (benefit) ..............................                86               (208)
     Amortization of premiums, fees and discounts .......................               111                 46
     (Gains) on sale of investment securities ...........................                (9)               (99)
     (Gains) on sales of mortgage loans .................................               (52)               (65)
     Write-down of real estate acquired by foreclosure ..................                --                203
     (Gains) on sale of real estate acquired by foreclosure .............                --                 (2)
     (Increase) decrease in loans held for sale .........................              (815)             2,636
     (Increase) in accrued interest receivable ..........................               (56)               (79)
     Decrease in other assets ...........................................               567                645
     (Decrease) in accrued interest payable .............................              (204)               (19)
     Increase in other liabilities and escrow deposits ..................               336              1,279
                                                                                   --------           --------

         Net cash provided by operating activities ......................             1,578              6,909
                                                                                   --------           --------
Cash flows from investing activities:
   Net (increase) in money market funds and overnight
    investments .........................................................              (811)              (200)
   Purchase of investment securities available for sale .................           (10,204)           (17,966)
   Proceeds from sales of investment securities available for sale ......               372              1,100
   Proceeds from maturities of investment securities available for sale .            10,000             10,953
   Proceeds from payments of mortgage-backed securities
     available for sale .................................................             2,485              1,540
   Proceeds from sales of real estate acquired by foreclosure ...........              --                  549
   Net (increase) in loans ..............................................            (4,747)            (1,429)
   Purchases of premises and equipment ..................................              (271)              (180)
                                                                                   --------           --------

      Net cash (used in) investing activities ...........................          ($ 3,176)          ($ 5,633)
                                                                                   --------           --------


                      WARREN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       1998             1997
                                                                       ----             ----
                                                                           (In thousands)

Cash flows from financing activities:
Net increase in deposits .................................          $   331           $ 1,889
Proceeds from Federal Home Loan Bank advances ............               --               630
Principal payments on Federal Home Loan Bank advances ....               --            (2,630)
Net (decrease) in other borrowed funds ...................              (19)             (867)
Dividends paid ...........................................             (496)             (404)
Proceeds from issuance of common stock ...................              197               131
                                                                    -------           -------
       Net cash provided by (used in) financing activities               13            (1,251)
                                                                    -------           -------
Net increase (decrease) in cash and due from banks .......           (1,585)               25
Cash and due from banks at beginning of year .............            7,191             5,855
                                                                    -------           -------
Cash and due from banks at end of period .................          $ 5,606           $ 5,880
                                                                    =======           =======
Cash paid during the period for:
    Interest .............................................          $ 3,113           $ 2,826
    Income taxes .........................................          $   100           $    50

Supplemental noncash investing and operating activities:

   Foreclosures on real estate ...........................          $    --           $    27





          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 1997. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Certain amounts have been reclassified to conform with the 1998 presentation.


EARNINGS PER SHARE

     In 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Quarter ended March 31, 1997 earnings per share has been restated to conform to SFAS No. 128. The components of basic and diluted EPS for the quarters ended March 31, 1998 and 1997 are as follows:

                                  NET INCOME                  WEIGHTED AVERAGE SHARES                     NET INCOME PER SHARE
                           ----------------------------------------------------------------------------------------------------
                             1998            1997             1998              1997                      1998             1997
                           ----------------------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)
Basic EPS                  $1,478           $2,464            3,818             3,677                     $0.39            $0.67
Effect of dilutive
 stock options                 --               --              234               229                      0.03             0.04
                           ------           ------            -----             -----                     -----            -----

Dilutive EPS               $1,478           $2,464            4,052             3,906                     $0.36            $0.63
                           ======           ======            =====             =====                     =====            =====


Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The effect of this accounting change on previously reported EPS data is as follows:

                                             1997
                                             ----
Per Share Amounts:
------------------
Primary EPS as previously reported          $0.62
Effect of SFAS No. 128                       0.05
                                            -----
Basic EPS as restated                       $0.67
                                            =====

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of a general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Corporation adopted SFAS No. 130 on January 1, 1998, and the components of and accumulated balance of other comprehensive income are displayed in the "Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 1997 and 1998." Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SUBSEQUENT EVENTS

     On April 16, 1998, the Corporation declared an increase in the quarterly dividend to 18 cents ($.18) per share from 13 cents ($.13) per share and a special dividend of 77 cents ($.77) per share. Both are payable May 11, 1998 to stockholders of record on April 27, 1998. All dividend amounts are stated on a pre-split basis.

     In addition, the Corporation announced a 2-for-1 stock split in the form of a stock dividend. Stockholders of record on April 27, 1998 will receive one additional share for each share they own as of that date. The additional shares were issued on May 12, 1998. Giving pro-forma effect to the stock split, weighted average shares and earnings per share for the periods March 31, 1998 and March 31, 1997 are as follows:

                                            WEIGHTED AVERAGE SHARES         NET INCOME PER SHARE
                                            -----------------------        ----------------------
                                            1998              1997         1998              1997
                                            ----              ----         ----              ----
Basic EPS                                   7,636             7,354        $0.20             $0.34
Effect of dilutive stock options              468               458         0.02              0.02
                                            -----             -----        -----             -----
Dilutive EPS                                8,104             7,812        $0.18             $0.32
                                            =====             =====        =====             =====

     The Warren Bancorp, Inc. 1998 Incentive and Nonqualified Stock Option Plan (the "Plan") was approved by the Board of Directors of the Corporation on March 18, 1998 and by the stockholders of the Corporation on May 6, 1998. The Plan allows for the grant of options to employees and directors to purchase shares of the Corporation's common stock. Subject to adjustments for stock splits, stock dividends and similar events, the total number of shares of common stock that can be issued under the Plan is 300,000 (600,000 post-split) shares.

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three months ended March 31, 1998 (the "1998 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 1998 quarter as compared to the three months ended March 31, 1997 (the "1997 quarter") primarily due to a pre-tax gain of $1.5 million from the sale of rights to service residential mortgage loans occurring in the 1997 quarter.

     Real estate acquired by foreclosure of $2.0 million remained unchanged at March 31, 1998 from December 31, 1997. Nonperforming loans increased by $78,000 to $425,000 during the 1998 quarter. Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

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

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should decline by less than 13%. This policy remained in effect during the quarter, and in management's opinion there were no material changes in interest rate risk since December 31, 1997, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

     The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 1998. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                MARCH 31, 1998
                                                                                --------------
                                                   0-3               3-6             6-12               1-5             OVER 5
                                                 MONTHS             MONTHS           MONTHS             YEARS           YEARS
                                                 ------             ------           ------             -----           -----

                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................        $  28,010          $  11,281          $ 18,565          $23,321         $    --
Loans held for sale ...................            1,846                 --                --               --              --
Adjustable-rate loans .................           82,748             39,682            35,148           54,651              --
Fixed-rate loans ......................            4,398              4,979             3,366           13,291           6,849
Mortgage-backed securities ............            1,892             10,184             6,631            6,406           2,138
                                               ---------          ---------          --------          -------         -------
   Total interest sensitive assets ....          118,894             66,126            63,710           97,669           8,987
                                               ---------          ---------          --------          -------         -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................           16,886             13,314                --               --              --
Time deposits .........................           30,190             30,659            30,455           51,592              10
Other deposits (a) ....................           70,082             67,430               206               --              --
Borrowings ............................            2,236                 --                --               33             638
                                               ---------          ---------          --------          -------         -------
   Total interest sensitive liabilities          119,394            111,403            30,661           51,625             648
                                               ---------          ---------          --------          -------         -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................        $    (500)         $ (45,277)         $ 33,049          $46,044         $ 8,339
                                               =========          =========          ========          =======         =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities         $    (500)         $ (45,777)         $(12,728)         $33,316         $41,655
                                               =========          =========          ========          =======         =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......             99.6%              80.2%             95.1%           110.6%          113.3%
                                               =========          =========          ========          =======         =======

Cumulative excess (deficiency) as a
 percentage of total assets ...........             (0.1)%            (12.2)%            (3.4)%            8.9%           11.2%
                                               =========          =========          ========          =======         =======

---------------
(a)  Other deposits consist of regular savings, club and N.O.W. accounts.

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 1998 quarter, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $671,000 at March 31, 1998.

     During 1998, the primary sources of liquidity were $8.6 million in loan sales, proceeds from maturities of investment securities of $10.0 million and proceeds from paydowns of mortgage-backed securities of $2.5 million. Primary uses of funds were $29.1 million in residential, commercial real estate and commercial loan originations and $10.2 million to purchase investment securities. At March 31, 1998, the Bank had $7.1 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid by the Corporation is the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 1998:

                                                                                                       (IN THOUSANDS)
     Within One Year
                  Less than 3 months....................................................                    $ 4,824
                  3 to 6 months.........................................................                      6,541
                  6 to 12 months........................................................                      2,039
                                                                                                            -------
                                                                                                             13,404
                  More than 12 months...................................................                      8,579
                                                                                                            -------
                                                                                                            $21,983
                                                                                                            =======

CAPITAL ADEQUACY

     Total stockholders' equity at March 31, 1998 was $41.1 million, an increase of $1.1 million from $40.0 million at December 31, 1997. Included in stockholders' equity at March 31, 1998 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $1,287,000 as compared to an unrealized gain at December 31, 1997 of $1,416,000. This unfavorable change in the fair value of securities available for sale was due mainly to increased interest rates during the 1998 quarter. Future interest-rate increases could further reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 11.04% at March 31, 1998 compared to 10.79% at December 31, 1996.

     At March 31, 1998, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on equity securities as a reduction of Tier I capital. At March 31, 1998, net of applicable income taxes, the unrealized gain on securities available for sale was $1,287,000, of which the unrealized loss on marketable equity securities was zero.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 1998, the FRB leverage capital ratio was 10.83% compared to 10.58% at December 31, 1997.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 1998, the Bank's leverage capital ratio, under FDIC guidelines, was 9.54% compared to 9.22% at December 31, 1997.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 13.03% and 12.73%, respectively, at March 31, 1998 compared to 14.15% and 12.54% at December 31, 1997, thus exceeding their risk-based capital requirements.

         As of March 31, 1998, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.73%, 11.48%, and 9.54%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $372.5 million at March 31, 1998 from $371.0 million at December 31, 1997. Increases occurred in commercial real estate and commercial loans and were partially offset by decreases in investments available for sale, residential mortgage, commercial construction and consumer loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of money market funds and overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, decreased to $112.1 million at March 31, 1998 from $114.3 million at December 31, 1997. A majority of this decrease was from the maturity of U.S. Treasury and U.S. Government Agency obligations and corporate notes. Mortgage-backed securities decreased to $27.9 million at March 31, 1998 from $30.6 million at December 31, 1997 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 1998 ARE AS FOLLOWS:

                                                              GROSS            GROSS
                                             AMORTIZED      UNREALIZED       UNREALIZED         FAIR
                                               COST           GAINS            LOSSES           VALUE
                                               ----           -----            ------           -----
                                                                 (IN THOUSANDS)
OVERNIGHT

Money market funds and
  overnight investments ............        $  7,099        $    --         $      --         $  7,099
                                            --------        -------         ---------         --------
                                               7,099        $    --         $      --            7,099
                                            ========        =======         =========         ========

AVAILABLE-FOR-SALE

Fixed income mutual funds ..........          19,008            572                --           19,580
FNMA mortgage-backed securities ....          20,395            713                --           21,108
GNMA mortgage-backed securities ....           6,856             --               (33)           6,823
U.S. Government and related
 obligations .......................           5,526              1                --            5,527
Corporate notes ....................          37,397              8               (37)          37,368
Common stock .......................              21             72                --               93
Preferred stock ....................           7,537            701                --            8,238
                                            --------        -------         ---------         --------
                                              96,740          2,067               (70)          98,737
                                            --------        -------         ---------         --------

OTHER

Foreign government bonds and
  notes ............................             500             --                --              500
Stock in Federal Home Loan Bank
  of Boston ........................           4,110             --                --            4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................             108             --                --              108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........           1,576            240                --            1,816
                                            --------        -------         ---------         --------
                                               6,294            240                --            6,534
                                            --------        -------         ---------         --------
                                            $110,133        $ 2,307         $     (70)        $112,370
                                            ========        =======         =========         ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $5.6 million during the 1998 quarter to $247.4 million at March 31, 1998. This increase is the result of increases in commercial real estate and commercial loans partially offset by paydowns and payoffs of residential mortgage and commercial construction loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of March 31, 1998 and December 31, 1997 (in thousands):

                                             MARCH 31, 1998          DECEMBER 31, 1997
                                             --------------          -----------------

Residential mortgages .......................  $ 49,902                   $ 52,707
Commercial real estate ......................   134,871                    125,832
Commercial construction .....................    17,018                     19,739
Commercial loans ............................    24,201                     22,259
Consumer loans ..............................    19,545                     20,226
                                               --------                   --------
                                               $245,537                   $240,763
                                               ========                   ========

     Residential mortgage loan originations during the 1998 quarter were $9.7 million compared to $7.0 million in the 1997 quarter. The Corporation originated $8.2 million in fixed-rate loans during the 1998 quarter compared to $3.8 million during the 1997 quarter. Adjustable-rate loans totaling $1.5 million were originated during the 1998 quarter compared to $3.2 million during the 1997 quarter. The Corporation sold loans totaling $8.6 million during the 1998 quarter compared to $7.2 million sold in the 1997 quarter. At March 31, 1998, the Corporation held $1.8 million of fixed-rate residential mortgage loans for sale compared to $1.0 million at December 31, 1997.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 1998 there were four loans considered impaired and accruing totaling $717,000 compared to four loans considered impaired and accruing totaling $720,000 at December 31, 1997.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $425,000 at March 31, 1998 compared to $347,000 at December 31, 1997. Included in nonperforming loans are three loans considered impaired and nonaccruing in the amount of $302,000 at March 31, 1998 as compared to two loans considered impaired and nonaccruing totaling $201,000 at December 31, 1997. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:


                                                                               MARCH 31, 1998          DECEMBER 31, 1997
                                                                               --------------          -----------------
                                                                                       (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears..............................           $    0                     $    0
Nonaccrual loans.......................................................              425                        347
                                                                                  ------                     ------
Total nonperforming loans..............................................           $  425                     $  347
                                                                                  ======                     ======
Percentage of nonperforming loans to:
Total loans............................................................              0.17%                     0.14%
                                                                                  =======                    ======
Total assets...........................................................              0.11%                     0.09%
                                                                                  =======                    ======

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $2.0 million at March 31, 1998 and December 31, 1997. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loans or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land and single-family dwellings. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

     In summary, nonperforming assets are as follows (in thousands):


                                                                              MARCH 31, 1998             DECEMBER 31, 1997
                                                                              --------------             -----------------

Nonperforming loans....................................................           $  425                     $  347
Real estate acquired by foreclosure....................................            2,010                      2,010
                                                                                  ------                     ------
Total nonperforming assets.............................................           $2,435                     $2,357
                                                                                  ======                     ======

Total nonperforming assets as a
   percentage of total assets..........................................              0.7%                       0.6%

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the three months ended March 31, 1998 and March 31, 1997 (dollars in thousands):

                                                                                                   1998                     1997
                                                                                                   ----                     ----
Balance at beginning of period .................................................                 $ 4,066                   $ 4,533
                                                                                                 -------                   -------

Losses charged to the allowance:
    Residential mortgage .......................................................                      --                       179
    Commercial mortgage and construction .......................................                      --                       292
    Commercial loans ...........................................................                      --                        --
                                                                                                 -------                   -------
    Consumer loans .............................................................                      51                        --
                                                                                                 -------                   -------
                                                                                                      51                       471
                                                                                                 -------                   -------

Loan recoveries:
    Residential mortgage .......................................................                      --                        32
    Commercial mortgage and construction .......................................                      12                         9
    Commercial loans ...........................................................                       2                         1
    Consumer loans .............................................................                      12                         2
                                                                                                 -------                   -------
                                                                                                      26                        44
                                                                                                 -------                   -------

Net charge-offs ................................................................                     (25)                     (427)
                                                                                                 -------                   -------

Provision for (recovery of) loan losses (credited) to income ...................                     (18)                      (40)
                                                                                                 -------                   -------
Balance at end of period .......................................................                 $ 4,023                   $ 4,066
                                                                                                 =======                   =======

Allowance to total loans at end of period ......................................                    1.64%                     1.82%
                                                                                                 =======                   =======

Allowance to nonperforming loans at end of period ..............................                   946.6%                    171.8%
                                                                                                 =======                   =======

Allocation of ending balance:
    Residential mortgage .......................................................                 $   619                   $   666
    Commercial mortgage and construction .......................................                   2,894                     2,921
    Commercial loans ...........................................................                     298                       185
    Consumer loans .............................................................                     212                       294
                                                                                                 -------                   -------
                                                                                                 $ 4,023                   $ 4,066
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

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.0 million of impaired loans, of which $500,000 is measured using the present value method and $500,000 using the fair value method, is $204,000.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 1998, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at March 31, 1998 and December 31, 1997 are $855,000 and $742,000, respectively, of deferred income taxes receivable. Also included in other assets at December 31, 1997 was a current income tax receivable of $547,000.

LIABILITIES

     Deposits increased to $325.6 million at March 31, 1998 from $325.3 million at December 31, 1997. This increase took place primarily in NOW, money market deposit accounts, and savings deposits and was partially offset by decreases in demand and time deposits.

     Federal Home Loan Bank of Boston advances were $671,000 at March 31, 1998 and December 31, 1997. Securities sold under agreement to repurchase were $2.2 million at March 31, 1998 and December 31, 1997.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

GENERAL

     The Corporation recorded a profit for the 1998 quarter of $1.5 million compared to a profit for the 1997 quarter of $2.5 million. The decrease in the 1998 quarter profit is primarily due to a $1.5 million pre-tax gain from the sale of rights to service residential mortgage loans in the 1997 quarter. Income before taxes was $2.2 million in the 1998 quarter compared to $3.4 million in the 1997 quarter.

     Net interest income for the 1998 and 1997 quarters was $4.3 million and $4.1 million, respectively. The weighted average interest rate spread for the 1998 quarter was 4.73% compared to 4.61% for the 1997 quarter. The net yield on average earning assets was 4.90% for the 1998 quarter and 4.80% for the 1997 quarter. The return on average assets and the return on average stockholders' equity were 1.60% and 14.62%, respectively, for the 1998 quarter compared to 2.75% and 27.79%, respectively, for the 1997 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $7.2 million for the 1998 quarter from $6.9 million for the 1997 quarter. Interest on loans increased to $5.5 million for the 1998 quarter from $5.1 million for the 1997 quarter due to the average loan yield increasing to 9.20% for the 1998 quarter compared to 9.06% for the 1997 quarter and average loans outstanding increasing during the 1998 quarter. Interest and dividends on investments was $1.2 and $1.1 million for the 1998 and 1997 quarters, respectively. This increase is attributed to an increase in the average yield on investments to 6.10% for the 1998 quarter from 5.94% for the 1997 quarter offset by a decrease in the average amount of investments held. Mortgage-backed securities income decreased to $512,000 in the 1998 quarter from $752,000 in the 1997 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.14% for the 1998 quarter compared to 7.24% in the 1997 quarter.

INTEREST EXPENSE

     Interest on deposits increased to $2.9 million for the 1998 quarter from $2.8 million for the 1997 quarter. This increase was primarily related to an increase in the average cost of deposits to 3.59% for the 1998 quarter from 3.52% for the 1997 quarter and by an increase in average total deposits outstanding.

Interest on borrowed funds and escrow deposits of borrowers decreased to $30,000 from $52,000 for the 1998 and 1997 quarters, respectively. This decrease is primarily related to a decrease in borrowed funds. The average cost of borrowings was 2.93% for the 1998 quarter and 4.28% for the 1997 quarter.

  NON-INTEREST INCOME

     Total non-interest income for the 1998 quarter was $255,000 compared to $2.0 million for the 1997 quarter. The 1997 quarter included a pre-tax gain from the sale of $209 million of mortgage servicing rights of $1.5 million. The gain from the sale of mortgage loans was $52,000 in the 1998 quarter compared to $65,000 in the 1997 quarter. Loan servicing fees were $4,000 for the 1998 quarter compared to $120,000 in the 1997 quarter. This decrease is mainly due to a reduction in the amount of loans serviced for others as the result of the sale of the above-mentioned mortgage servicing rights. The gain from the sale of investment securities was $9,000 for the 1998 quarter compared to $99,000 in the 1997 quarter.

  NON-INTEREST EXPENSE

     Total non-interest expense was $2.4 million in the 1998 quarter and $2.7 million in the 1997 quarter. Salary and employee benefits decreased to $1.4 million in the 1998 quarter from $1.5 million in the 1997 quarter. Real estate operations expense decreased to $25,000 in the 1998 quarter compared to $343,000 in the 1997 quarter mainly due to a writedown in the value of real estate owned through foreclosure occurring in the 1997 quarter.

  INCOME TAX EXPENSE

     Income tax expense for the 1998 quarter was $765,000 compared to $908,000 for the 1997 quarter. As a result of the capital gain generated from the sale of mortgage-servicing rights in the 1997 quarter, the Corporation was able to recognize a tax benefit in the amount of $279,000 from capital losses of prior periods during that quarter which substantially lowered the effective tax rate of the 1997 quarter.

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

ITEM 2.           Changes In Securities
                  ---------------------
                  None

ITEM 3.           Defaults Upon Senior Securities
                  -------------------------------
                  None

ITEM 4.           Submission Of Matters To A Vote Of Security Holders
                  ---------------------------------------------------
                  None

ITEM 5.           Other Information
                  -----------------
                  None

ITEM 6.           Exhibits And Reports On Form 8-K
                  --------------------------------
                  27.1  Financial Data Schedule - 1998
                  27.2  Financial Data Schedule - 1997 Restated

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WARREN BANCORP, INC.





DATE:  May 13, 1998                     By: /s/ John R. Putney
                                           -----------------------------------
                                                 John R. Putney
                                                 President and
                                                 Chief Executive Officer



DATE:  May 13, 1998                     By: /s/ Paul M. Peduto
                                           -----------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)