Form 10-K/A
period 1997-12-31
WARREN BANCORP INC
filed 1998-05-29
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

NOTE:    This amendment is filed to include the "Selected Financial Data"
         Schedule inadvertently omitted in the original 10-K filing of March 30, 1998, a revised "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" Index Page, and a restated "1996 Financial Data Schedule" to conform to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and amends and restates the March 30, 1998 filing in its entirety. This amended and restated Annual Report on Form 10-K does not reflect any change in the Issuers reported consolidated financial condition and results of operations.

======================================================================================================================
                                                                                               SELECTED FINANCIAL DATA
----------------------------------------------------------------------------------------------------------------------

                                                                              DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------

                                                    1997           1996           1995           1994          1993
----------------------------------------------------------------------------------------------------------------------
                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets                                      $370,993       $358,954       $355,854       $348,239       $391,208
Investment securities                               83,701         75,618         69,427         50,822         68,163
Mortgage-backed securities                          30,579         42,730         49,414         51,472         63,055
Net loans                                          236,697        218,313        212,159        217,724        212,421
Real estate acquired by foreclosure or
  substantively repossessed                          2,010          2,230          3,092          8,354         14,970
Deposits                                           325,293        316,366        314,850        315,063        322,234
Borrowed funds                                       2,926          4,927          7,368          6,602         41,863
Stockholders' equity                                40,028         34,445         31,238         23,795         24,418
----------------------------------------------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------

                                                    1997           1996           1995           1994          1993
----------------------------------------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Interest and dividend income                      $ 28,539       $ 27,781       $ 27,750       $ 25,640       $ 27,239
Interest expense                                    11,404         11,469         11,608          9,961         12,722
                                                  --------       --------       --------       --------       --------
  Net interest income                               17,135         16,312         16,142         15,679         14,517
Provision for (recovery of) loan losses               (316)           116           (154)          (287)         1,023
Non-interest income (loss)                           3,339          2,149          2,049         (2,553)         5,261
Non-interest expenses                                9,857          9,768         11,003         10,376         12,970
                                                  --------       --------       --------       --------       --------
Income before income taxes                          10,933          8,577          7,342          3,037          5,785
Income tax expense (benefit)                         3,648          1,968          1,960          1,436         (1,468)
                                                  --------       --------       --------       --------       --------

Net income                                        $  7,285       $  6,609       $  5,382       $  1,601       $  7,253
                                                  ========       ========       ========       ========       ========

  Basic earnings per share                        $   1.92       $   1.80       $   1.50       $   0.45       $   2.07
                                                  ========       ========       ========       ========       ========

  Diluted earnings per share                      $   1.83       $   1.69       $   1.40       $   0.42       $   1.94
                                                  ========       ========       ========       ========       ========

  Cash dividends paid                             $   0.87       $   0.53       $   0.30       $      -       $      -
                                                  ========       ========       ========       ========       ========

OTHER DATA:
Return on average assets                              2.02%          1.87%          1.54%          0.44%          1.84%
Return on average stockholders' equity               19.50          20.47          19.30           6.64          36.35
Stockholders' equity to assets at year end           10.79           9.60           8.78           6.83           6.24
Dividend payout ratio                                44.79          29.47          20.09              -              -
Weighted average interest rate spread                 4.80           4.69           4.71           4.52           4.01
Net yield on average earning assets                   5.03%          4.88%          4.84%          4.55%          3.97%
Number of banking offices                                6              6              6              6              6

The consolidated financial data for the Corporation and its subsidiaries presented above are expanded and explained in more detail by the financial information contained elsewhere herein. The consolidated financial data were derived from audited consolidated financial statements of the Corporation and the Bank at and for the periods shown.

See footnote 5 in the Consolidated Financial Statements for December 31, 1997, 1996 and 1995 for an explanation of the restatement of earnings per share.

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                                                      Page
                                                                                                                      ----

Item  1.  Business.................................................................................................   22-25

Item  2.  Properties...............................................................................................      16

Item  3.  Legal Proceedings........................................................................................      16

Item  4.  Submission of Matters to a Vote of Security Holders......................................................      25

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................      71

Item  6.  Selected Financial Data..................................................................................       3

Item  7.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations............................................................................................    5-22

Item  8.  Financial Statements and Supplementary Data..............................................................   27-67

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures..............................................................................................      25

Item 10.  Directors and Executive Officers of the Corporation......................................................      26

Item 11.  Executive Compensation...................................................................................      26

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................................      26

Item 13.  Certain Relationships and Related Transactions...........................................................      26

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................      68

                STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2)      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
          and Interest Differential................................................................................   18-19

(3)      Investment Portfolio......................................................................................      11

(4)      Loan Portfolio............................................................................................      12

(5)      Summary of Loan Loss Experience...........................................................................      15

(6)      Deposits..................................................................................................      17

(7)      Return on Equity and Assets...............................................................................       3

(8)      Short-Term Borrowings ....................................................................................      48

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

                                                           WITHIN            ONE TO            OVER             TOTAL
                                                          ONE YEAR         FIVE YEARS       FIVE YEARS       GROSS LOANS
                                                          --------         ----------       ----------       -----------
                                                                                 (IN THOUSANDS)
Commercial real estate...............................    $ 89,287           $35,872          $    673         $125,832
Commercial construction..............................       3,954            14,418             1,367           19,739
Commercial loans.....................................      20,301             1,944                14           22,259
                                                         --------           -------          --------         --------
     Total...........................................    $113,542           $52,234          $  2,054         $167,830
                                                         ========           =======          ========         ========
Loans with adjustable rate...........................                       $41,535          $  1,367
Loans with fixed rate................................                        10,699               687
                                                                            -------          --------
                                                                            $52,234          $  2,054
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

         AVERAGE DEPOSITS. The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31 (dollars in thousands):

                                        1997                  1996                 1995
                                        ----                  ----                 ----
                                  AMOUNT    COST        AMOUNT    COST       AMOUNT    COST
                                  ------    ----        ------    ----       ------    ----
Non-interest bearing..........  $ 15,977      --%     $ 15,211      --%    $ 13,279      --%
NOW accounts..................    32,242    0.76        31,366    0.96       29,352    0.96
Savings.......................   129,585    2.60       132,130    2.52      143,727    2.61
Time..........................   139,507    5.48       134,091    5.60      126,234    5.62
                                --------              --------             --------
      Total deposits..........  $317,311    3.54%     $312,798    3.56%    $312,592    3.56%
                                ========              ========             ========

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

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                       1997                            1996                            1995
                           ---------------------------     ---------------------------     ----------------------------
                            AVERAGE             YIELD/      AVERAGE             YIELD/      AVERAGE              YIELD/
                            BALANCE   INTEREST   RATE       BALANCE   INTEREST   RATE       BALANCE   INTEREST    RATE
                           --------   --------  ------     --------   --------  ------     --------   --------   ------
                                                                   (DOLLARS IN THOUSANDS)

  Loans..................  $229,889   $21,248    9.24%     $220,847   $20,237    9.17%     $223,314    $20,383    9.13%
  Investments............    76,476     4,499    6.13        71,325     4,311    6.25        57,363      3,683    6.42
  Mortgage-backed
   securities............    38,159     2,792    7.32        45,327     3,233    7.13        52,070      3,684    7.08
                           --------   -------              --------   -------              --------    -------
     Total interest-
       earning assets....   344,524    28,539    8.34%      337,499    27,781    8.28%      332,747     27,750    8.34%
Non-interest earning
  assets.................    15,130                          15,212                          16,825
                           --------                        --------                        --------

Total assets.............  $359,654                        $352,711                        $349,572
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

                                                            YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                      1997 COMPARED TO 1996                   1996 COMPARED TO 1995
                                      ---------------------                   ---------------------
                                       INCREASE (DECREASE)                     INCREASE (DECREASE)
                                      ---------------------                   ---------------------
                                              DUE TO                                  DUE TO
                                              ------                                  ------
                                                        AVERAGE                                  AVERAGE
                                                         RATE/                                    RATE/
                                     VOLUME    RATE     VOLUME     TOTAL     VOLUME     RATE     VOLUME   TOTAL
                                     ------    ----     ------     -----     ------     ----     ------   -----
                                                                    (IN THOUSANDS)

Interest and dividend income:
  Investments ..................    $ 312     $(115)    $ (9)    $   188     $ 896     $ (70)    $(52)    $ 774
  Mortgage-backed securities ...     (510)       83      (14)       (441)     (477)       30       (4)     (451)
  Loans ........................      829       175        7       1,011      (225)       80       (1)     (146)
                                    -----     -----     ----     -------     -----     -----     ----     -----
     Total interest and dividend
        income .................      631       143      (16)        758       194        40      (57)      177

Interest expense:
  Deposits:
   N.O.W .......................        9       (64)      (2)        (57)       18         1        0        19
   Savings .....................      (64)       98       (2)         32      (303)     (131)      11      (423)
   Time ........................      304      (162)      (7)        135       439        18        1       458
  Borrowings ...................     (104)     (105)      34        (175)      (88)     (128)      23      (193)
                                    -----     -----     ----     -------     -----     -----     ----     -----
      Total interest expense ...      145      (233)      23         (65)       66      (240)      35      (139)
                                    -----     -----     ----     -------     -----     -----     ----     -----
Net interest income ............    $ 486     $ 376     $(39)    $   823     $ 128     $ 280     $(92)    $ 316
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

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                                     PAGES
                                                                                                     -----
Reports of Independent Public Accountants............................................................28-29

Consolidated Balance Sheets at December 31, 1997 and December 31, 1996...............................   30

Consolidated Statements of Operations for the year ended
  December 31, 1997, 1996 and 1995...................................................................   31

Consolidated Statements of Changes in Stockholders' Equity for the year ended
  December 31, 1997, 1996 and 1995...................................................................   32

Consolidated Statements of Cash Flows for the year ended
  December 31, 1997, 1996 and 1995...................................................................33-34

Notes to Consolidated Financial Statements...........................................................35-67

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                        1997         1996         1995
                                                                                        ----         ----         ----
                                                                                   (In thousands, except per-share data)
Interest and dividend income:
   Interest on loans ...........................................................    $ 21,248     $ 20,237     $ 20,383
   Interest and dividends on investments .......................................       4,499        4,311        3,683
   Interest on mortgage-backed securities ......................................       2,792        3,233        3,684
                                                                                    --------     --------     --------
      Total interest and dividend income .......................................      28,539       27,781       27,750
                                                                                    --------     --------     --------
Interest expense:
   Interest on deposits ........................................................      11,258       11,147       11,093
   Interest on borrowed funds ..................................................         146          322          515
                                                                                    --------     --------     --------
      Total interest expense ...................................................      11,404       11,469       11,608
                                                                                    --------     --------     --------

      Net interest income ......................................................      17,135       16,312       16,142
Provision for (recovery of) loan losses (note 3)................................        (316)         116         (154)
                                                                                    --------     --------     --------
      Net interest income after provision for (recovery of)
         loan losses ...........................................................      17,451       16,196       16,296
                                                                                    --------     --------     --------
Non-interest income:
   Loan servicing fees .........................................................         129          613          660
   Customer service fees .......................................................         906          987        1,017
   Gains (losses) on sales of investment securities, net (note 2)...............         140          250          (20)
   Write-down of securities due to other-than-temporary
      decline in value (note 2) ................................................        --            (25)        (364)
   Gains on sales of mortgage servicing rights..................................       1,436         --           --
   Gains on sales of mortgage loans ............................................         181          318          630
   Gain from termination of pension plan (note 10)..............................         538         --           --
   Other .......................................................................           9            6          126
                                                                                    --------     --------     --------

      Total non-interest income ................................................       3,339        2,149        2,049
                                                                                    --------     --------     --------
Non-interest expenses:
   Salaries and employee benefits (note 10) ....................................       5,753        5,992        5,577
   Office occupancy and equipment ..............................................       1,147        1,080        1,079
   Professional services .......................................................         234          315          475
   Marketing ...................................................................         241          201          132
   Deposit insurance ...........................................................         (39)         (83)         384
   Real estate operations ......................................................         409          180        1,305
   Outside data processing expense .............................................         488          436          426
   Other .......................................................................       1,624        1,647        1,625
                                                                                    --------     --------     --------
      Total non-interest expenses ..............................................       9,857        9,768       11,003
                                                                                    --------     --------     --------

       Income before income taxes ..............................................      10,933        8,577        7,342
Income tax expense (note 8) ....................................................       3,648        1,968        1,960
                                                                                    --------     --------     --------
       Net income ..............................................................    $  7,285     $  6,609     $  5,382
                                                                                    ========     ========     ========
      Basic earnings per share (note 5) ........................................    $   1.92     $   1.80     $   1.50
                                                                                    ========     ========     ========
      Diluted earnings per share (note 5) ......................................    $   1.83     $   1.69     $   1.40
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
                             ======      ======     ======          =====     =====      =====     =====     =====   =====

         Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The effect of this accounting change on previously reported EPS data is as follows:

                                                         1996         1995
                                                        -----        -----
Per Share Amounts:
Primary EPS as previously reported.................     $1.67        $1.39
Effect of SFAS No. 128.............................      0.13         0.11
                                                        -----        -----
Basic EPS as restated..............................     $1.80        $1.50
                                                        =====        =====

(6)  DEPOSITS

         Deposits at December 31 are summarized as follows:

                                                                 1997       1996
                                                               --------   --------
                                                                  (IN THOUSANDS)
Non-interest bearing ........................................  $ 16,269   $ 17,002
                                                               --------   --------
Savings deposits:
    Regular savings and club accounts .......................   100,377    106,092
    NOW accounts ............................................    33,787     31,943
    Cash Manager and Passbook Plus accounts .................    29,236     24,065
                                                               --------   --------
    Total savings deposits ..................................   163,400    162,100
Time deposits ...............................................   145,624    137,264
                                                               --------   --------
    Total deposits ..........................................  $325,293   $316,366
                                                               ========   ========

         Contractual maturities of time deposits at December 31, 1997 follow:

                                                                      (IN THOUSANDS)
         Within one year.............................................    $102,117
         From one to two years.......................................      24,994
         From two to five years......................................      18,504
         After five years............................................           9
                                                                         --------
                                                                         $145,624
                                                                         ========

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

(7)  BORROWED FUNDS

          Borrowed funds at December 31 are summarized as follows:

                                                              1997                  1996
                                                       ------------------    -----------------
                                                                 WEIGHTED             WEIGHTED
                                                                  AVERAGE              AVERAGE
                                                       AMOUNT      RATE      AMOUNT     RATE
                                                       ------    --------    ------   --------
                                                               (DOLLARS IN THOUSANDS)
Securities sold under agreements
   to repurchase maturing in January,
   1998 and January, 1997, at December
   31, 1997 and 1996, respectively................     $2,255      3.00%     $2,212     3.00%

Advances from the Federal Home Loan
   Bank, 3.07% to 6.00% at December 31,
   1997 and 3.07% to 8.10% at December 31, 1996,
   maturing through 2011..........................        671      5.74       2,715     7.47
                                                       ------                ------

       Total borrowed funds.......................     $2,926      3.63%     $4,927     5.46%
                                                       ======                ======

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(7)  BORROWED FUNDS - (CONTINUED)


         A summary of Federal Home Loan Bank of Boston advances at December 31 by year of maturity follows (dollars in thousands):

                                             1997                 1996
                                      -----------------    -----------------
                                               WEIGHTED             WEIGHTED
                                               AVERAGE              AVERAGE
              MATURITY IN:            AMOUNT     RATE      AMOUNT     RATE
                                      ------   --------    ------   --------
                  1997                 $ --       --%      $2,044    8.03%
                  2001                   14      3.78          14    3.78
                  2003                   19      3.07          19    3.07
                  2009                  450      6.00         450    6.00
                  2011                  188      5.54         188    5.54
                                       ----                ------

                                       $671      5.74%     $2,715    7.47%
                                       ====                ======

         The following table sets forth information for Federal Home Loan Bank advances for the years ended December 31, 1997, 1996 and 1995:

                                                            1997       1996       1995
                                                           ------     ------     ------
                        (DOLLARS IN THOUSANDS)
     Highest month end balance..........................   $2,715     $5,822     $5,803
     Weighted average balance outstanding
         during the year................................      989      3,208      5,627
     Average interest rate during the year..............     7.01%      7.95%      8.34%

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


                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                       FOR CAPITAL            PROMPT CORRECTIVE
                                                 ACTUAL                 ADEQUACY              ACTION PROVISIONS
                                          --------------------    ---------------------     ---------------------
                                          REGULATORY   CAPITAL    REGULATORY    CAPITAL     REGULATORY    CAPITAL
                                           CAPITAL      RATIO       CAPITAL      RATIO       CAPITAL       RATIO
                                          ----------   -------    ----------    -------     ----------    -------
1997
----

WARREN BANCORP, INC.

      Leverage capital                      $38,612     10.58%      $14,600       4.0%            N/A       N/A
      Tier I Risk-based capital              38,612     12.90%       11,977       4.0%            N/A       N/A
      Total Risk-based capital               42,379     14.15%       23,955       8.0%            N/A       N/A

WARREN FIVE CENTS SAVINGS BANK
      Leverage capital                       33,655      9.22%       10,951       3.0%        $18,250       5.0%
      Tier I Risk-based capital              33,655     11.29%       11,926       4.0%         17,889       6.0%
      Total Risk-based capital               37,386     12.54%       23,852       8.0%         29,816      10.0%
=================================================================================================================

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(10)  EMPLOYEE BENEFITS - (CONTINUED)


Under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro-forma amounts indicated below;


                                                            1997         1996          1995
                                                            ----         ----          ----
Net income:
                                 As reported.........   $7,285,000    $6,609,000    $5,382,000
                                 Pro-forma...........   $7,013,000    $6,450,000    $5,281,000

Basic earnings per share:
                                 As reported.........   $1.92         $1.80         $1.50
                                 Pro-forma...........   $1.85         $1.76         $1.47

Diluted earnings per share:
                                 As reported.........   $1.83         $1.69         $1.40
                                 Pro-forma...........   $1.76         $1.65         $1.38

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

         Changes in options outstanding during 1997, 1996 and 1995 were as follows:

                                                                                                             AVERAGE
                                                                                                            EXERCISE
                                                                                        EXERCISE PRICE      PRICE PER
                                                                          SHARES       RANGE PER SHARE        SHARE
                                                                        ---------    -------------------    ---------
Outstanding, December 31, 1994................................           556,600     $0.50 to $  8.00         $4.61
     (317,100 shares exercisable)
Granted during 1995...........................................            96,800     $8.1875 to $10.25        $8.30
Exercised during 1995.........................................           (90,100)    $1.00 to $6.625          $1.65
Canceled during 1995..........................................            (1,560)    $3.625 to $6.625         $5.47
                                                                        --------
Outstanding, December 31, 1995................................           561,740     $0.50 to $10.25          $5.72
     (347,893 shares exercisable)
Granted during 1996...........................................            95,550     $12.375 to $15.125      $12.52
Exercised during 1996.........................................          (122,025)    $  .50 to $8.188         $2.84
Canceled during 1996..........................................           (18,590)    $3.625 to $12.375        $8.83
                                                                        --------
Outstanding, December 31, 1996................................           516,675     $1.00 to $15.125         $7.50
     (330,285 shares exercisable)
Granted during 1997...........................................           102,500     $15.125 to $15.75       $15.73
Exercised during 1997.........................................          (144,530)    $1.00 to $12.375         $5.10
Canceled during 1997..........................................            (5,540)    $8.00 to $15.75         $10.93
                                                                        --------
Outstanding, December 31, 1997................................           469,105     $1.00 to $15.75          $9.99
                                                                        ========
     (282,175 shares exercisable)

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
                                                                     =========        =========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)


STATEMENTS OF OPERATIONS:                                       YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                                1997       1996       1995
                                                             -------    -------    -------
                                                                     (IN THOUSANDS)
Income:
   Dividend income from subsidiary .......................   $ 6,296    $ 3,850    $ 1,081
   Interest ..............................................        13       --         --
   Management fees .......................................        81         89        106
                                                             -------    -------    -------
          Total operating income .........................     6,390      3,939      1,187
Expenses:
    Other expenses .......................................       (81)       (89)      (106)
    Income tax expense ...................................       (21)       (13)      --
Equity in undistributed net income of subsidiary .........       997      2,772      4,301
                                                             -------    -------    -------
Net income ...............................................   $ 7,285    $ 6,609    $ 5,382
                                                             =======    =======    =======

         The parent-company-only statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three year period ended December 31, 1997 and therefore are not reprinted here.

STATEMENTS OF CASH FLOWS                                        YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                                1997       1996       1995
                                                             -------    -------    -------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
   Net income ............................................   $ 7,285    $ 6,609    $ 5,382
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed net income of Bank
         subsidiary ......................................      (997)    (2,772)    (4,301)
      (Increase) decrease in other assets ................        14         12       (122)
      Increase (decrease) in liabilities .................         4        (11)       147
                                                             -------    -------    -------
         Net cash provided by operating activities .......     6,306      3,838      1,106
                                                             -------    -------    -------
Cash flows from investing activities:
   Capital contribution to subsidiary ....................      --         --          (23)
                                                             -------    -------    -------
          Net cash (used in) investing activities ........      --         --          (23)
                                                             -------    -------    -------
Cash flows from financing activities:
   Dividends paid ........................................    (3,263)    (1,948)    (1,081)
   Purchase of treasury stock ............................      --       (1,174)      --
   Proceeds from issuance of common stock ................       739        346        162
                                                             -------    -------    -------
          Net cash (used in) financing activities ........    (2,524)    (2,776)      (919)
                                                             -------    -------    -------
Increase in cash and cash equivalents ....................     3,782      1,062        164
Cash and cash equivalents at beginning of year ...........     1,231        169          5
                                                             -------    -------    -------
Cash and cash equivalents at end of year .................   $ 5,013    $ 1,231        169
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995


(13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)


                                                                         THREE MONTHS ENDED 1996
                                                       ------------------------------------------------------------
                                                       DECEMBER         SEPTEMBER           JUNE             MARCH
                                                         31                30                30                31
                                                       --------         ---------           -----            ------
                                                               (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income.........................    $6,939          $6,914             $6,956           $6,972
Interest expense.....................................     2,887           2,386              2,819            2,927
                                                         ------          ------             ------           ------
   Net interest income...............................     4,052           4,078              4,137            4,045
Provision for (recovery of) loan losses..............        99            (141)                23              135
                                                         ------          ------             ------           ------
   Net interest income after provision
     for loan losses.................................     3,953           4,219              4,114            3,910
Non-interest income  (1).............................       412             563                561              638
Non-interest expense.................................     2,711           2,382              2,298            2,402
                                                         ------          ------             ------           ------
   Income before income taxes........................     1,654           2,400              2,377            2,146
Income tax expense (benefit) (2).....................      (297)            821                927              517
                                                         ------          ------             ------           ------
          Net income ................................    $1,951          $1,579             $1,450           $1,629
                                                         ------          ------             ------           ------

Basic earnings per share:............................    $ 0.53          $ 0.43             $ 0.39           $ 0.44
                                                         ======          ======             ======           ======

Diluted earnings per share: .........................    $ 0.50          $ 0.41             $ 0.37           $ 0.42
                                                         ======          ======             $=====           ======

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
         21.1     -- List of Subsidiaries of Warren Bancorp, Inc. (8)
         23.1     -- Consent of Independent Public Accountants. (8)
         23.2     -- Consent of Independent Public Accountants. (8)
         27.0     -- Financial Data Schedule - 1997
         27.1     -- Financial Data Schedule - 1996 Restated

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

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



May 28, 1998                       By: /s/ Paul M. Peduto
                                       ----------------------------------
                                       Paul M. Peduto
                                       Treasurer; Director
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

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