Form 10-Q
period 1998-06-30
WARREN BANCORP INC
filed 1998-08-12
CIK 830750

                      16SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended June 30, 1998 or
                              -------------

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

     Yes  [x]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at August 4, 1998
---------------------------------------         -----------------------------
Common Stock, par value $.10 per share                   7,909,874


                                            WARREN BANCORP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   JUNE 30,         DECEMBER 31,
                                                                                                     1998              1997
                                                                                                     ----              ----
                    ASSETS

Cash and due from banks (non-interest bearing)                                                     $  7,232          $  7,191
Money market funds and overnight investments                                                         11,495             6,288
Investment and mortgage-backed securities available for sale  (amortized cost of
   of $95,696 at June 30, 1998 and $98,737 at December  31, 1997 )                                   97,485           101,698
Other investments (fair value of $6,784 at June 30, 1998 and $6,534 at December 31, 1997)             6,544             6,294
Loans held for sale                                                                                   1,699             1,031
Loans                                                                                               245,910           240,763
Allowance for loan losses                                                                            (4,023)           (4,066)
                                                                                                   --------          --------
   Net loans                                                                                        241,887           236,697
Banking premises and equipment, net                                                                   4,950             4,785
Accrued interest receivable                                                                           2,721             2,790
Real estate acquired by foreclosure                                                                   1,735             2,010
Other assets                                                                                          2,389             2,209
                                                                                                   --------          --------

   Total assets                                                                                    $378,137          $370,993
                                                                                                   ========          ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                                        $330,294          $325,293
   Borrowed funds                                                                                     5,404             2,926
   Escrow deposits of borrowers                                                                         928             1,005
   Accrued interest payable                                                                             628               812
   Accrued expenses and other liabilities                                                             1,215               929
                                                                                                   --------          --------

     Total liabilities                                                                              338,469           330,965
                                                                                                   --------          --------
Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none                                                                       --                --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 8,094,414 shares at June 30, 1998 and 7,808,194 shares at December 31, 1997
      Outstanding - 7,904,694 shares at June 30, 1998 and 7,612,194 shares at
       December 31, 1997                                                                                809               780
   Additional paid-in capital                                                                        35,710            34,724
   Retained earnings                                                                                  3,132             4,282
   Treasury stock, at cost, 189,720 shares at June 30, 1998 and 196,000 at December 31, 1997         (1,136)           (1,174)
                                                                                                   --------          --------
                                                                                                     38,515            38,612
   Net unrealized gain on securities available for sale, net of taxes                                 1,153             1,416
                                                                                                   --------          --------

      Total stockholders' equity                                                                     39,668            40,028
                                                                                                   --------          --------

      Total liabilities and stockholders' equity                                                   $378,137          $370,993
                                                                                                   ========          ========


          See accompanying notes to consolidated financial statements.

                                             WARREN BANCORP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                     JUNE 30,
                                                                          -------------------           --------------------
                                                                          1998           1997           1998            1997
                                                                          ----           ----           ----            ----
                                                                              (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                                     $5,619         $5,331         $11,146         $10,398
   Interest and dividends on investments                                  1,257          1,127           2,460           2,229
   Interest on mortgage-backed securities                                   462            722             974           1,474
                                                                         ------         ------         -------         -------
      Total interest and dividend income                                  7,338          7,180          14,580          14,101
                                                                         ------         ------         -------         -------
Interest expense:
   Interest on deposits                                                   2,887          2,759           5,766           5,514
   Interest on borrowed funds                                                54             30              84              82
                                                                         ------         ------         -------         -------
      Total interest expense                                              2,941          2,789           5,850           5,596
                                                                         ------         ------         -------         -------

      Net interest income                                                 4,397          4,391           8,730           8,505
Provision for (recovery of) loan losses                                     (50)          (198)            (68)           (238)
                                                                         ------         ------         -------         -------
      Net interest income after provision for (recovery of)
         loan losses                                                      4,447          4,589           8,798           8,743
                                                                         ------         ------         -------         -------
Non-interest income:
   Loan servicing fees                                                        5             (4)              9             116
   Customer service fees                                                    229            260             417             476
   Gains on sales of investment securities, net                             179             --             188              99
   Gains on sales of mortgage loans                                          79             26             131              91
   Gain on sale of mortgage-servicing rights                                 --            (55)             --           1,407
   Other                                                                      1              1               3               5
                                                                         ------         ------         -------         -------

      Total non-interest income                                             493            228             748           2,194
                                                                         ------         ------         -------         -------

      Income before non-interest expense and income taxes                 4,940          4,817           9,546          10,937
                                                                         ------         ------         -------         -------
Non-interest expense:
   Salaries and employee benefits                                         1,477          1,410           2,890           2,890
   Office occupancy and equipment                                           296            284             601             572
   Professional services                                                     60             81              91             165
   Marketing                                                                 87             50             127              88
   Real estate operations                                                     1             30              26             373
   Outside data processing expense                                          125            121             250             233
   Other                                                                    438            398             862             801
                                                                         ------         ------         -------         -------
      Total non-interest expenses                                         2,484          2,374           4,847           5,122
                                                                         ------         ------         -------         -------

       Income before income taxes                                         2,456          2,443           4,699           5,815
 Income tax expense                                                         837            819           1,602           1,727
                                                                         ------         ------         -------         -------

     Net income                                                          $1,619         $1,624         $ 3,097         $ 4,088
                                                                         ======         ======         =======         =======

     Basic earnings per share                                            $ 0.21         $ 0.22         $  0.40         $  0.55
                                                                         ======         ======         =======         =======

     Diluted earnings per share                                          $ 0.20         $ 0.21         $  0.38         $  0.52
                                                                         ======         ======         =======         =======


          See accompanying notes to consolidated financial statements.


                                     WARREN BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                    SIX MONTHS ENDED JUNE 30, 1997 AND 1998

                                                                                                  ACCUMULATED
                                                                           ADDITIONAL               OTHER
                                                  COMPREHENSIVE   COMMON    PAID-IN    RETAINED  COMPREHENSIVE TREASURY
                                                     INCOME       STOCK     CAPITAL    EARNINGS     INCOME       STOCK      TOTAL
                                                  -------------   ------   ----------  --------  ------------- ---------    -----
                                                                          (Dollars in thousands)
Balance at December 31, 1996                                       $752     $33,869     $  260       $  738     ($1,174)    $34,445

   Comprehensive income:
     Net income                                       $4,088          -           -      4,088            -           -       4,088
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes                          240
        Less: Reclassification adjustment for
         securities gains, net tax expense of $34,
         included in net income                           65
                                                      ------
'           Total other comprehensive (loss)             305          -           -          -          305           -         305

                                                      ------
   Comprehensive income                               $4,393
                                                      ======

   Dividends paid                                                     -           -     (2,277)           -           -      (2,277)

    Issuance of 239,440 shares for exercise
    of options                                                       24         533          -            -           -         557
                                                                   ----     -------     ------       ------     -------     -------

Balance at June 30, 1997                                            776      34,402      2,071        1,043      (1,174)     37,118

   Comprehensive income:
     Net income                                       $3,197          -           -      3,197            -           -       3,197
     Other comprehensive income (loss):
        Unrealized gain on securities available
         for sale, net of taxes                          346
        Less: Reclassification adjustment for
         securities gains, net tax expense of $14,
         included in net income                           27
                                                      ------
            Total other comprehensive income             373          -           -          -          373           -         373

                                                      ------
   Comprehensive income                               $3,570
                                                      ======

   Dividends paid                                                     -           -       (986)           -           -        (986)

   Tax benefit of stock options exercised                             -         144          -            -           -         144

    Issuance of 49,620 shares for exercise
    of options                                                        4         178          -            -           -         182
                                                                   ----     -------     ------       ------     -------     -------

Balance at December 31, 1997                                        780      34,724      4,282        1,416      (1,174)     40,028

   Comprehensive income:
     Net income                                       $3,097          -           -      3,097            -           -       3,097
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes                         (388)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $63,
         included in net income                          125
                                                      ------
            Total other comprehensive (loss)            (263)         -           -          -         (263)          -        (263)

                                                      ------
   Comprehensive income                               $2,834
                                                      ======

   Dividends paid                                                     -           -     (4,247)           -           -      (4,247)

   Tax benefit of stock options exercised                             -          61          -            -           -          61

    Issuance of 260,405 common  shares
     and 6,280 shares of treasury stock
     for exercise of options                                         29         925          -            -          38         992
                                                                   ----     -------     ------       ------     -------     -------

Balance at June 30, 1998                                           $809     $35,710     $3,132       $1,153     ($1,136)    $39,668
                                                                   ====     =======     ======       ======     =======     =======


          See accompanying notes to consolidated financial statements.


                                 WARREN BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         -------------------------
                                                                           1998            1997
                                                                           ----            ----
                                                                              (In thousands)

Cash flows from operating activities:
   Net Income                                                            $  3,097        $  4,088

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses                                  (68)           (238)
     Depreciation and amortization                                            306             296
     Deferred income tax expense  (benefit)                                   135            (154)
     Amortization of premiums and discounts                                   136              70
     (Gains) on sales of investment securities                               (188)            (99)
     (Gains) on sales of mortgage loans                                      (131)            (91)
     Write-down of real estate acquired by foreclosure                         --             208
     (Gains) on sale of real estate acquired by foreclosure                   (17)             (2)
     (Increase) decrease in loans held for sale                              (668)          2,352
     Decrease in accrued interest receivable                                   69              22
     (Increase) decrease in other assets                                     (104)            717
     (Decrease) in accrued interest payable                                  (184)            (34)
     Increase in other liabilities and escrow deposits                        209              87
                                                                         --------        --------

         Net cash provided by operating activities                          2,592           7,222
                                                                         --------        --------

Cash flows from investing activities:
   Net (increase)  in money market funds and
    overnight investments                                                  (5,207)           (241)
   Purchase of investment securities                                      (23,486)        (20,972)
   Proceeds from sales of investment securities available for sale          2,525           1,100
   Proceeds from maturities of investment securities                       19,372          20,003
   Proceeds from payments of mortgage-backed securities                     5,191           3,585
   Proceeds from sales of real estate acquired by foreclosure                 450             549
   Net (increase) in loans                                                 (5,149)         (4,017)
   Purchases of premises and equipment                                       (471)           (196)
                                                                         --------        --------

      Net cash (used in)  investing activities                            ($6,775)          ($189)
                                                                         --------        --------


                      WARREN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                     1998             1997
                                                                     ----             ----
                                                                         (In thousands)

Cash flows from financing activities:
   Net  increase (decrease) in deposits                              $ 5,001        $(2,066)
   Proceeds from Federal Home Loan Bank advances                       2,000            630
   Principal payments on Federal Home Loan Bank advances                  --         (2,674)
   Net increase in other borrowed funds                                  478            451
   Dividends paid                                                     (4,247)        (2,277)
   Stock options exercised                                               992            557
                                                                     -------        -------

          Net cash provided by (used in)  financing activities         4,224         (5,379)
                                                                     -------        -------

   Net increase in cash and due from banks                                41          1,654
   Cash and due from banks at beginning of period                      7,191          5,855
                                                                     -------        -------

   Cash and due from banks at end of period                          $ 7,232        $ 7,509
                                                                     -------        -------

   Cash paid during the period for:
       Interest                                                      $ 6,034        $ 5,630
       Income taxes                                                  $ 1,725        $   350

   Supplemental noncash investing and financing activities:

      Foreclosures on real estate                                    $   158        $   129


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 1997. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Certain amounts have been reclassified to conform with the 1998 presentation. All share data reflect the effect of a 2-for-1 stock split which occurred on May 12, 1998.

EARNINGS PER SHARE

     In 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Quarter and six months ended June 30, 1997 earnings per share has been restated to conform to SFAS No. 128. The components of basic and diluted EPS for the quarters and six months ended June 30, 1998 and 1997 are as follows:

                                                     QUARTER ENDED JUNE 30,
                          -------------------------------------------------------------------------
                               NET INCOME           WEIGHTED AVERAGE SHARES   NET INCOME PER SHARE
                          -------------------------------------------------------------------------
                           1998          1997          1998        1997         1998         1997
                          -------------------------------------------------------------------------
                                            (In thousands, except per-share data)

Basic EPS                 $1,619        $1,624        7,856        7,488        $0.21        $0.22
Effect of dilutive
   stock options              --            --          322          434         0.01         0.01
                          ------        ------        -----        -----        -----        -----
Dilutive EPS              $1,619        $1,624        8,178        7,922        $0.20        $0.21
                          ======        ======        =====        =====        =====        =====

                                                  SIX MONTHS ENDED JUNE 30,
                          --------------------------------------------------------------------------
                               NET INCOME          WEIGHTED AVERAGE SHARES    NET INCOME PER SHARE
                          --------------------------------------------------------------------------
                           1998          1997         1998         1997        1998          1997
                          --------------------------------------------------------------------------
                                           (In thousands, except per-share data)

Basic EPS                 $3,097        $4,088        7,747        7,421        $0.40        $0.55
Effect of dilutive
   stock options              --            --          425          446         0.02         0.03
                          ------        ------        -----        -----        -----        -----
Dilutive EPS              $3,097        $4,088        8,172        7,867        $0.38        $0.52
                          ======        ======        =====        =====        =====        =====

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The effect of this accounting change on previously reported EPS data is as follows:

                                            QUARTER ENDED    SIX MONTHS ENDED
                                            JUNE 30, 1997      JUNE 30, 1997
                                            -------------    ----------------
Per Share Amounts:
Primary EPS as previously reported             $0.21              $0.52
Effect of SFAS No. 128                          0.01               0.03
                                               -----              -----
Basic EPS as restated                          $0.22              $0.55
                                               =====              =====

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of a general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Corporation adopted SFAS No. 130 on January 1, 1998, and the components of and accumulated balance of other comprehensive income are displayed in the "Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 1997 and 1998." Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three and six months ended June 30, 1998 (the "1998 quarter" and "1998 period", respectively) reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 1998 period as compared to the six months ended June 30, 1997 (the "1997 period") primarily due to a pre-tax gain of $1.4 million from the sale of rights to service residential mortgage loans occurring in the 1997 period.

     Real estate acquired by foreclosure decreased to $1.7 million at June 30, 1998 from $2.0 million at December 31, 1997. Nonperforming loans increased by $361,000 to $708,000 during the 1998 period. (One loan amounting to $475,000 was over 90 days past due but still accruing and is reflected in the total nonperforming loans. There were no 90-day past due loans at December 31, 1997 that were still accruing.) Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

     On April 16, 1998, the Corporation declared an increase in the quarterly dividend to 9 cents ($.09) per share from 7 cents ($0.7) per share and a special dividend of 39 cents ($.39) per share. Both were paid May 11, 1998 to stockholders of record on April 27, 1998.

     In addition, the Corporation announced a 2-for-1 stock split in the form of a stock dividend. Stockholders of records on April 27, 1998 received one additional share for each share they owned as of that date. The additional shares were issued on May 12, 1998.

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

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should decline by less than 13%. This policy remained in effect during the period, and in management's opinion there were no material changes in interest rate risk since December 31, 1997, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

     The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 1998. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                             JUNE 30, 1998
                                                                             -------------
                                                 0-3              3-6             6-12              1-5          OVER 5
                                                MONTHS           MONTHS          MONTHS            YEARS          YEARS
                                                ------           ------          ------            -----          -----
                                                                       (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .......................  $ 31,662        $   9,903         $ 18,606         $ 27,339        $    --
Loans held for sale .........................     1,699               --               --               --             --
Adjustable-rate loans .......................    86,647           19,400           35,996           65,052          2,493
Fixed-rate loans ............................     5,184            2,922            4,775           15,851          7,339
Mortgage-backed securities ..................     1,680            8,804            6,401            5,887          1,766
                                               --------        ---------         --------         --------        -------
   Total interest sensitive assets ..........   126,872           41,029           65,778          114,029         11,598
                                               --------        ---------         --------         --------        -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...................................    18,160           13,314               --               --             --
Time deposits ...............................    31,314           21,718           42,353           50,071             --
Other deposits (a) ..........................    69,046           69,045              323               --             --
Borrowings ..................................     2,733               --               --               33          2,638
                                               --------        ---------         --------         --------        -------
   Total interest sensitive liabilities .....   121,253          104,077           42,676           50,104          2,638
                                               --------        ---------         --------         --------        -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ......................  $  5,619        $ (63,048)        $ 23,102         $ 64,025        $ 8,960
                                               ========        =========         ========         ========        =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ......  $  5,619        $ (57,429)        $(34,327)        $ 29,698        $38,698
                                               ========        =========         ========         ========        =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities..............     104.6%            74.5%            87.2%           109.3%         112.1%
                                               ========        =========         ========         ========        =======

Cumulative excess (deficiency) as a
 percentage of total assets..................       1.5%           (15.2)%           (9.1)%            7.9%          10.2%
                                               ========        =========         ========         ========        =======

----------------
(a)  Other deposits consist of regular savings, club and N.O.W. accounts.

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 1998 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer-term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at June 30, 1998.

     During 1998, the primary sources of liquidity were $17.2 million in loan sales, proceeds from maturities of investment securities of $19.4 million, proceeds from sales of investment securities of $2.5 million, $40.6 million in payoffs and paydowns of loans and proceeds from paydowns of mortgage-backed securities of $5.2 million. Primary uses of funds were $62.9 million in residential, commercial real estate and commercial loan originations and $23.5 million to purchase investment securities. At June 30, 1998, the Bank had $7.1 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid by the Corporation are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 1998:


     Within One Year                                              (IN THOUSANDS)
     ---------------
            Less than 3 months....................................   $ 7,041
            3 to 6 months.........................................     2,215
            6 to 12 months........................................     4,924
                                                                     -------
                                                                      14,180
            More than 12 months...................................     8,171
                                                                     -------
                                                                     $22,351
                                                                     =======

CAPITAL ADEQUACY

     Total stockholders' equity at June 30, 1998 was $39.7 million, a decrease of $360,000 from $40.0 million at December 31, 1997. Included in stockholders' equity at June 30, 1998 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $1,153,000 as compared to an unrealized gain at December 31, 1997 of $1,416,000. This change in unrealized gains on securities available for sale was mainly due to securities gains of $188,000 realized during the period. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.49% at June 30, 1998 compared to 10.79% at December 31, 1997.

     At June 30, 1998, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital. In addition, they require the recognition of unrealized losses on equity securities as a reduction of Tier I capital. At June 30, 1998, net of applicable income taxes, the unrealized gain on securities available for sale was $1,153,000, of which the unrealized loss on marketable equity securities was zero.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies, such as the Corporation, to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 1998, the FRB leverage capital ratio was 10.45% compared to 10.58% at December 31, 1997.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 1998, the Bank's leverage capital ratio, under FDIC guidelines, was 9.63% compared to 9.22% at December 31, 1997.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 13.58% and 12.62%, respectively, at June 30, 1998 compared to 14.15% and 12.54% at December 31, 1997, thus exceeding their risk-based capital requirements.

     As of June 30, 1998, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.62%, 11.37%, and 9.63%, respectively. Based on these capital ratios, the Bank is designated as "well capitalized."

YEAR 2000

     The Corporation has developed plans to address the possible exposures related to the impact on its computer systems and key service providers of the year 2000.

     In the third quarter of 1998, the Corporation will decide whether to renew the contract with its current outside data processing service provider or to convert to a new service provider. In either case, the data service provider will contractually ensure year-2000 compliance, and the costs related to that aspect of the year-2000 effort are the responsibility of the provider. In the fourth quarter of 1998 and first quarter of 1999 the data servicing providers' renovated system for year-2000 compliance will be tested. Test plans for systems not provided by the data servicing provider will be developed and tested by the Corporation during the third and fourth quarters of 1998. Management will ensure that the service provider has the financial resources to complete the effort.

     As part of its 1998 business plan, the Corporation is currently upgrading its personal computers and related software, all of which will be year-2000 certified upon purchase. Because the Corporation is updating systems as part of its ongoing operations and the hardware and software upgrades are a necessary result of that effort, management estimates that the incremental costs incurred by the Corporation for year-2000 compliance will not be material.

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

FINANCIAL CONDITION

     The Corporation's total assets increased to $378.1 million at June 30, 1998 from $371.0 million at December 31, 1997. Increases occurred in commercial real estate and commercial loans and overnight investments and were partially offset by decreases in investments available for sale, residential mortgage, commercial construction and consumer loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of money market funds and overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, increased to $115.5 million at June 30, 1998 from $114.3 million at December 31, 1997. This increase occurred in overnight investments and was partially offset by decreases in U.S. Treasury and U.S. Government Agency obligations and corporate notes. Mortgage-backed securities decreased to $27.9 million at June 30, 1998 from $30.6 million at December 31, 1997 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 1998 ARE AS FOLLOWS:

                                                           GROSS         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                              COST         GAINS         LOSSES          VALUE
                                              ----         -----         ------          -----
                                                              (IN THOUSANDS)
OVERNIGHT

Money market funds and
  overnight investments ..................  $ 11,495        $   --         $ --         $ 11,495
                                            --------        ------         ----         --------
                                              11,495        $   --         $ --           11,495
                                            ========        ======         ====         ========
AVAILABLE-FOR-SALE

Fixed income mutual funds ................    20,787           486           --           21,273
FNMA mortgage-backed securities ..........    18,129           644           --           18,773
GNMA mortgage-backed securities ..........     6,411            --          (17)           6,394
U.S. Government and related
 obligations .............................     3,521             1           --            3,522
Corporate notes ..........................    39,541             9          (24)          39,526
Preferred stock ..........................     7,307           690           --            7,997
                                            --------        ------         ----         --------
                                              95,696         1,830          (41)          97,485
                                            --------        ------         ----         --------
OTHER

Foreign government bonds and
  notes ..................................       750            --           --              750
Stock in Federal Home Loan Bank
  of Boston ..............................     4,110            --           --            4,110
Stock in Depositors Insurance Fund
  Liquidity Fund .........................       108            --           --              108
Stock in Savings Bank Life Insurance
  Company of Massachusetts ...............     1,576           240           --            1,816
                                            --------        ------         ----         --------
                                               6,544           240           --            6,784
                                            --------        ------         ----         --------
                                            $113,735        $2,070         $(41)        $115,764
                                            ========        ======         ====         ========


LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $5.8 million during the 1998 period to $247.6 million at June 30, 1998. This increase is the result of increases in commercial real estate and commercial loans partially offset by paydowns and payoffs of residential mortgage and commercial construction loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of June 30, 1998 and December 31, 1997 (in thousands):

                                                        JUNE 30, 1998       DECEMBER 31, 1997
                                                        -------------       -----------------

Residential mortgages................................       $ 47,507             $ 52,707
Commercial real estate...............................        137,267              125,832
Commercial construction .............................         17,236               19,739
Commercial loans.....................................         23,964               22,259
Consumer loans.......................................         19,936               20,226
                                                            --------             --------
                                                            $245,910             $240,763
                                                            ========             ========

     Residential mortgage loan originations during the 1998 period were $21.4 million compared to $14.6 million in the 1997 period. The Corporation originated $19.7 million in fixed-rate loans during the 1998 period compared to $7.3 million during the 1997 period. Adjustable-rate loans totaling $1.7 million were originated during the 1998 period compared to $7.3 million during the 1997 period. The Corporation sold loans totaling $17.2 million during the 1998 period compared to $12.1 million sold in the 1997 period. At June 30, 1998, the Corporation held $1.7 million of fixed-rate residential mortgage loans for sale compared to $1.0 million at December 31, 1997.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 1998 there were five loans considered impaired and accruing totaling $867,000 compared to four loans considered impaired and accruing totaling $720,000 at December 31, 1997.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $708,000 at June 30, 1998 compared to $347,000 at December 31, 1997. Included in nonperforming loans is one loan considered impaired and nonaccruing in the amount of $148,000 at June 30, 1998 as compared to two loans considered impaired and nonaccruing totaling $201,000 at December 31, 1997. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                   JUNE 30, 1998     DECEMBER 31, 1997
                                                   -------------     -----------------
                                                        (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears...........   $457                 $  0
Nonaccrual loans....................................    251                  347
                                                       ----                 ----
Total nonperforming loans...........................   $708                 $347
                                                       ====                 ====
Percentage of nonperforming loans to:
Total loans.........................................   0.29%                0.14%
                                                       ====                 ====
Total assets........................................   0.19%                0.09%
                                                       ====                 ====

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $1.7 million at June 30, 1998 and $2.0 million at December 31, 1997. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loans or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land and single-family dwellings. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

     In summary, nonperforming assets are as follows (dollars in thousands):


                                             JUNE 30, 1998   DECEMBER 31, 1997
                                             -------------   -----------------

Nonperforming loans ...........................  $  708            $  347
Real estate acquired by foreclosure ...........   1,735             2,010
                                                 ------            ------
Total nonperforming assets ....................  $2,443            $2,357
                                                 ======            ======
Total nonperforming assets as a
   percentage of total assets .................     0.6%              0.6%


ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the six months ended June 30, 1998 and June 30, 1997 (dollars in thousands):

                                                                              1998             1997
                                                                              ----             ----
Balance at beginning of period                                               $4,066           $4,533
                                                                             ------           ------
Losses charged to the allowance:
    Residential mortgage                                                         --              184
    Commercial mortgage and construction                                         --              309
    Commercial loans                                                             --               --
    Consumer loans                                                               57               --
                                                                                                   3
                                                                             ------           ------
                                                                                 57              496
                                                                             ------           ------
Loan recoveries:
    Residential mortgage                                                          8               39
    Commercial mortgage and construction                                         40              217
    Commercial loans                                                             20                4
    Consumer loans                                                               14                7
                                                                                 82              267
                                                                             ------           ------

Net (charge-offs) recoveries                                                     25             (229)
                                                                             ------           ------

Provision for (recovery of) loan losses charged (credited) to income            (68)            (238)
                                                                             ------           ------
Balance at end of period                                                     $4,023           $4,066
                                                                             ======           ======

Allowance to total loans at end of period                                      1.64%            1.79%
                                                                             ======           ======

Allowance to nonperforming loans at end of period                             568.2%           361.4%
                                                                             ======           ======
Allocation of ending balance:
    Residential mortgage                                                     $  695           $  806
    Commercial mortgage and construction                                      2,786            2,698
    Commercial loans                                                            311              248
    Consumer loans                                                              231              314
                                                                             ------           ------
                                                                             $4,023           $4,066
                                                                             ======           ======


     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1,015,000 of impaired loans, of which $457,000 is measured using the present value method and $558,000 using the fair value method, is $224,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 1998, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at June 30, 1998 and December 31, 1997 are $1,429,000 and $742,000, respectively, of deferred income taxes receivable. Also included in other assets at December 31, 1997 was a current income tax receivable of $547,000.

LIABILITIES

     Deposits increased to $330.3 million at June 30, 1998 from $325.3 million at December 31, 1997. This increase took place primarily in NOW and demand deposit accounts, and was partially offset by decreases in money market deposit accounts.

     Federal Home Loan Bank of Boston advances were $2,671,000 at June 30, 1998 and $671,000 at December 31, 1997. Securities sold under agreement to repurchase were $2.7 million at June 30, 1998 and $2.2 million at December 31, 1997.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

  GENERAL

     The Corporation's profit for the 1998 and 1997 quarters, respectively remained unchanged at $1.6 million. Income before taxes was $2.5 million in the 1998 quarter compared to $2.4 million in the 1997 quarter.

     Net interest income for the 1998 and 1997 quarters was $4.4 million, respectively. The weighted average interest rate spread for the 1998 quarter was 4.70% compared to 4.93% for the 1997 quarter. The net yield on average earning assets was 4.99% for the 1998 quarter and 5.21% for the 1997 quarter. The decrease in the weighted average interest rate spread and the net yield on average earnings assets is mainly due to lower interest rates in a highly competitive lending market. The return on average assets and the return on average stockholders' equity were 1.75% and 16.33%, respectively, for the 1998 quarter compared to 1.83% and 17.88%, respectively, for the 1997 quarter.

   INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $7.3 million for the 1998 quarter from $7.2 million for the 1997 quarter. Interest on loans increased to $5.6 million for the 1998 quarter from $5.3 million for the 1997 quarter due to an increase in the average loans outstanding in the 1998 quarter despite a decrease in the average loan yield to 9.17% for the 1998 quarter compared to 9.42% for the 1997 quarter. Interest and dividends on investments was $1.2 and $1.1 million for the 1998 and 1997 quarters, respectively. This increase is attributed to an increase in the average investments held despite a decrease in the average yield to 6.00% for the 1998 quarter from 6.07% for the 1997 quarter. Mortgage-backed securities income decreased to $462,000 in the 1998 quarter from $722,000 in the 1997 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.16% for the 1998 quarter compared to 7.25% in the 1997 quarter.

INTEREST EXPENSE

     Interest on deposits increased to $2.9 million for the 1998 quarter from $2.8 million for the 1997 quarter. This increase was primarily related to an increase in the average cost of deposits to 3.58% for the 1998 quarter from 3.50% for the 1997 quarter and by an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $54,000 in the 1998 quarter from $30,000 for the 1997 quarter. This increase is related to an increase in borrowed funds and an increase in the average cost of borrowings to 3.71% for the 1998 quarter from 2.95% for the 1997 quarter.

   NON-INTEREST INCOME

     Total non-interest income for the 1998 quarter was $493,000 compared to $228,000 for the 1997 quarter. The gain from the sale of mortgage loans was $79,000 in the 1998 quarter compared to $65,000 in the 1997 quarter. The gain from the sale of investment securities was $179,000 for the 1998 quarter compared to zero in the 1997 quarter.

   NON-INTEREST EXPENSE

     Total non-interest expense was $2.5 million in the 1998 quarter and $2.4 million in the 1997 quarter. Salary and employee benefits increased to $1.5 million in the 1998 quarter from $1.4 million in the 1997 quarter. Real estate operations expense decreased to $1,000 in the 1998 quarter compared to $30,000 in the 1997 quarter mainly due to a writedown in the value of real estate owned through foreclosure occurring in the 1997 quarter.

   INCOME TAX EXPENSE

     Income tax expense for the 1998 quarter was $837,000 compared to $819,000 for the 1997 quarter.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

   GENERAL

     The Corporation recorded a profit for the 1998 period of $3.1 million compared to a profit for the 1997 quarter of $4.1 million. The decrease in the 1998 period profit is primarily due to a $1.4 million pre-tax gain from the sale of rights to service residential mortgage loans in the 1997 period. Income before taxes was $4.7 million in the 1998 period compared to $5.8 million in the 1997 period.

     Net interest income for the 1998 and 1997 period were $8.7 million and $8.5 million, respectively. The weighted average interest rate spread for the 1998 period was 4.72% compared to 4.77% for the 1997 period. The net yield on average earning assets was 4.97% for the 1998 period and 5.03% for the 1997 period. The return on average assets and the return on average stockholders' equity were 1.67% and 15.53%, respectively, for the 1998 period compared to 2.29% and 22.71%, respectively, for the 1997 period.

   INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $14.6 million for the 1998 period from $14.1 million for the 1997 period. Interest on loans increased to $11.1 million for the 1998 period from $10.4 million for the 1997 period due to average loans outstanding increasing in the 1998 period despite a decrease in the average loan yield to 9.17% for the 1998 period compared to 9.24% for the 1997 period. Interest and dividends on investments was $2.5 and $2.2 million for the 1998 and 1997 periods, respectively. This increase is attributed to an increase in the average yield on investments to 6.10% for the 1998 period from 6.01% for the 1997 period partially offset by a decrease in the average amount of investments held. Mortgage-backed securities income decreased to $974,000 in the 1998 period from $1.5 million in the 1997 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.16% for the 1998 period compared to 7.25% in the 1997 period.

INTEREST EXPENSE

     Interest on deposits increased to $5.8 million for the 1998 period from $5.5 million for the 1997 period. This increase was related to an increase in the average cost of deposits to 3.58% for the 1998 period from 3.51% for the 1997 period and to an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $84,000 in the 1998 period from $82,000 for the 1997 period. This increase is primarily related to an increase in borrowed funds despite the average cost of borrowings decreasing to 3.32% for the 1998 period from 3.54% for the 1997 period.

   NON-INTEREST INCOME

     Total non-interest income for the 1998 period was $748,000 compared to $2.2 million for the 1997 period. The 1997 quarter included a pre-tax gain from the sale of $209 million of mortgage servicing rights of $1.4 million. The gain from the sale of mortgage loans was $131,000 in the 1998 period compared to $91,000 in the 1997 period. Loan servicing fees were $9,000 for the 1998 period compared to $116,000 in the 1997 period. This decrease is mainly due to a reduction in the amount of loans serviced for others as the result of the sale of the above-mentioned mortgage servicing rights. The gain from the sale of investment securities was $188,000 for the 1998 period compared to $99,000 in the 1997 period.

   NON-INTEREST EXPENSE

     Total non-interest expense was $4.8 million in the 1998 period and $5.1 million in the 1997 period. Salary and employee benefits remained at $2.9 million in the 1998 and 1997 periods, respectively. Real estate operations expense decreased to $26,000 in the 1998 period compared to $373,000 in the 1997 period mainly due to a writedown in the value of real estate owned through foreclosure occurring in the 1997 period.

   INCOME TAX EXPENSE

     Income tax expense for the 1998 period was $1.6 million compared to $1.7 million for the 1997 period. As a result of the capital gain generated from the sale of mortgage-servicing rights in the 1997 period, the Corporation was able to recognize a tax benefit in the amount of $279,000 from capital losses of prior periods during that period which substantially lowered the effective tax rate of the 1997 period.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
           None

ITEM 2.    CHANGES IN SECURITIES
           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          ANNUAL MEETING - MAY 6, 1998

A.   ELECTION OF DIRECTORS*

                             TERM TO EXPIRE IN 2001

                                   Total Vote for          Total Vote Withheld
                                    Each Director           From Each Director
                                    -------------           ------------------
         Francis L. Conway            3,121,394                  7,193
         Arthur E. Holden             3,123,569                  5,018
         Stephen G. Kasnet            3,124,194                  4,393
         Linda Lerner                 3,110,394                 18,193
         Arthur J. Pappathanasi       3,110,694                 17,893
         George W. Phillips           3,124,694                  3,893
         John H. Womack               3,123,544                  5,043

                                   OTHER DIRECTORS

                  TERM TO EXPIRE IN 1999         TERM TO EXPIRE IN 2000
                  ----------------------         ----------------------
                  Peter V. Bent                  Stephen J. Connolly, IV
                  Paul J. Curtin                 Robert R. Fanning, Jr.
                  Stephen R. Howe                John C. Jeffers
                  Arthur E. McCarthy             Paul M. Peduto
                  John D. Smidt                  John R. Putney


*  Number of shares prior to May 12, 1998 stock split.

B. Approval of the Warren Bancorp, Inc. Incentive and Nonqualified Stock Option Plan.

     FOR-1,986,772     AGAINST-223,945     ABSTAIN-129,908   NON-VOTE-787,962

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS

    27.1   Financial Data Schedule - 1998

    27.2   Financial Data Schedule - 1997 Restated

           REPORTS ON FORM 8-K - On June 9, 1998 the Corporation filed a current report on Form 8-K regarding a 2-for-1 stock split which occurred on May 12, 1998 and the effect of the split on prior periods' selected financial data.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WARREN BANCORP, INC.





DATE:  August 13, 1998                       By: /s/ John R. Putney
                                                 -------------------------------
                                                 John R. Putney
                                                 President and
                                                 Chief Executive Officer



DATE:  August 13, 1998                       By: /s/ Paul M. Peduto
                                                 -------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)