Form 10-Q
period 1998-09-30
WARREN BANCORP INC
filed 1998-11-13
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998 or
                               ---------------------

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

            Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at November 4, 1998
---------------------------------------         --------------------------------
Common Stock, par value $.10 per share                      7,915,431

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                          1998                1997
                                                                                      -------------        ------------
                                     ASSETS

Cash and due from banks (non-interest bearing)                                          $  4,804             $  7,191
Money market funds and overnight investments                                               6,016                6,288
Investment and mortgage-backed securities available for sale  (amortized cost
   of $98,037 at September 30, 1998 and $98,737 at December 31, 1997)                    100,285              101,698
Other investments (fair value of $6,784 at September 30, 1998 and  $6,534 at
   December 31, 1997)                                                                      6,544                6,294
Loans held for sale                                                                        1,530                1,031
Loans                                                                                    257,064              240,763
Allowance for loan losses                                                                 (4,023)              (4,066)
                                                                                        --------             --------
   Net loans                                                                             253,041              236,697
Banking premises and equipment, net                                                        4,935                4,785
Accrued interest receivable                                                                2,937                2,790
Real estate acquired by foreclosure                                                        1,638                2,010
Other assets                                                                               2,084                2,209
                                                                                        --------             --------
   Total assets                                                                         $383,814             $370,993
                                                                                        ========             ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                             $333,431             $325,293
   Borrowed funds                                                                          6,802                2,926
   Escrow deposits of borrowers                                                            1,162                1,005
   Accrued interest payable                                                                  581                  812
   Accrued expenses and other liabilities                                                  1,145                  929
                                                                                        --------             --------
     Total liabilities                                                                   343,121              330,965
                                                                                        --------             --------
Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none                                                             -                    -
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 8,094,414 shares at September 30, 1998 and 7,808,194 shares at
        December 31, 1997
      Outstanding - 7,910,554 shares at September 30, 1998 and 7,612,194 shares at
        December 31, 1997                                                                    809                  780
   Additional paid-in capital                                                             35,717               34,724
   Retained earnings                                                                       3,815                4,282
   Treasury stock, at cost, 183,860 shares at September 30, 1998 and 196,000 at
        December 31, 1997                                                                 (1,101)              (1,174)
                                                                                        --------             --------
                                                                                          39,240               38,612
                                                                                        --------             --------
   Net unrealized gain on securities available for sale, net of taxes                      1,453                1,416

      Total stockholders' equity                                                          40,693               40,028
                                                                                        --------             --------
      Total liabilities and stockholders' equity                                        $383,814             $370,993
                                                                                        ========             ========




          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                  ---------------------       -----------------------
                                                                    1998          1997          1998           1997
                                                                  -------       -------       -------        --------
                                                                    (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                              $ 5,642       $ 5,324       $ 16,788       $ 15,722
   Interest and dividends on investments                            1,279         1,100          3,739          3,329
   Interest on mortgage-backed securities                             423           697          1,397          2,171
                                                                  -------       -------       --------       --------
      Total interest and dividend income                            7,344         7,121         21,924         21,222
                                                                  -------       -------       --------       --------

Interest expense:
   Interest on deposits                                             3,023         2,840          8,789          8,354
   Interest on borrowed funds                                          70            30            154            112
                                                                  -------       -------       --------       --------
      Total interest expense                                        3,093         2,870          8,943          8,466
                                                                  -------       -------       --------       --------

      Net interest income                                           4,251         4,251         12,981         12,756
Provision for (recovery of) loan losses                               (22)         (126)           (90)          (364)
                                                                  -------       -------       --------       --------
      Net interest income after provision for or recovery of
         loan losses                                                4,273         4,377         13,071         13,120
                                                                  -------       -------       --------       --------
Non-interest income:
   Loan servicing fees                                                  3             1             12            117
   Customer service fees                                              206           213            623            689
   Gains on sales of investment securities, net                        --            21            188            120
   Gains on sales of mortgage loans                                   112            38            243            129
   Gain on sales of mortgage servicing rights                          --            29             --          1,436
   Gain from termination of pension plan                               --           457             --            457
   Other                                                                9             1             12              6
                                                                  -------       -------       --------       --------

      Total non-interest income                                       330           760          1,078          2,954
                                                                  -------       -------       --------       --------

      Income before non-interest expense and income taxes           4,603         5,137         14,149         16,074
                                                                  -------       -------       --------       --------
Non-interest expense:
   Salaries and employee benefits                                   1,513         1,411          4,403          4,301
   Office occupancy and equipment                                     291           282            892            854
   Professional services                                               53            14            144            179
   Marketing                                                           62            36            189            124
   Real estate operations                                              14            17             40            390
   Outside data processing expense                                    135           124            385            357
   Other                                                              415           388          1,277          1,189
                                                                  -------       -------       --------       --------
      Total non-interest expenses                                   2,483         2,272          7,330          7,394
                                                                  -------       -------       --------       --------

       Income before income taxes                                   2,120         2,865          6,819          8,680
 Income tax expense                                                   725         1,161          2,327          2,888
                                                                  -------       -------       --------       --------

     Net income                                                   $ 1,395       $ 1,704       $  4,492       $  5,792
                                                                  =======       =======       ========       ========

      Basic earnings per share                                    $  0.18       $  0.23       $   0.58       $   0.78
                                                                  =======       =======       ========       ========

      Diluted earnings per share                                  $  0.17       $  0.22       $   0.55       $   0.73
                                                                  =======       =======       ========       ========

          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                                                                               UNREALIZED
                                                                                                GAIN ON
                                                                         ADDITIONAL            SECURITIES
                                                 COMPREHENSIVE  COMMON    PAID-IN   RETAINED  AVAILABLE FOR   TREASURY
                                                     INCOME      STOCK    CAPITAL   EARNINGS    SALE, NET      STOCK         TOTAL
                                                 -------------  ------    -------   --------  -------------   --------     --------
                                                                              (Dollars in thousands)
Balance at December 31, 1996                                    $752      $33,869     $  260     $  738      $(1,174)      $ 34,445
   Comprehensive income:
     Net income                                       $5,792      --           --      5,792         --           --          5,792
                                                      ------
     Other comprehensive income:
      Unrealized gain on securities available
         for sale, net of taxes                          532
        Less: Reclassification adjustment for
         securities gains, net tax expense of $41,
         included in net income                           79
                                                      ------
 Total other comprehensive                               611      --           --         --        611           --            611
                                                      ------
   Comprehensive income                               $6,403
                                                      ======
   Dividends paid                                                 --           --     (2,769)        --           --         (2,769)
    Issuance of 273,720 shares for exercise
    of options                                                    28          655         --         --           --            683
                                                                ----       ------    -------      ------      -------       -------
 Balance at September 30, 1997                                   780       34,524      3,283       1,349       (1,174)       38,762

   Comprehensive income:
     Net income                                       $1,493      --           --      1,493          --           --         1,493
                                                      ------
     Other comprehensive income:
        Unrealized gain on securities available
         for sale, net of taxes                           54
        Less: Reclassification adjustment for
         securities gains, net tax expense of $7,
         included in net income                           13
                                                      ------
Total other comprehensive  income                         67      --           --         --          67            --           67
                                                      ------
   Comprehensive income                               $1,560
                                                      ======
   Dividends paid                                                 --           --       (494)         --            --         (494)
   Tax benefit of stock options exercised                         --          144         --          --            --          144
    Issuance of 15,340 shares for exercise
    of options                                                    --           56         --          --            --           56
                                                                ----      -------    -------      ------       -------      -------
Balance at December 31, 1997                                     780       34,724      4,282       1,416        (1,174)      40,028

   Comprehensive income:
     Net income                                       $4,492      --           --      4,492          --            --        4,492
                                                      ------
     Other comprehensive income:
        Unrealized loss on securities available
         for sale, net of taxes                          (88)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $63,
         included in net income                          125
                                                      ------
Total other comprehensive                                 37       --          --         --          37            --           37
                                                      ------
   Comprehensive income                               $4,529
                                                      ======
   Dividends paid                                                  --          --     (4,959)         --            --       (4,959)

   Tax benefit of stock options exercised                          --          77         --          --            --           77

    Issuance of 260,405 common  shares
     and 12,140 shares of treasury stock
     for exercise of options                                       29         916         --          --             73       1,018
                                                                 ----     -------     ------      ------        -------     -------
Balance at September 30, 1998                                    $809     $35,717     $3,815      $1,453        $(1,101)    $40,693
                                                                 ====     =======     ======      ======        =======     =======



          See accompanying notes to consolidated financial statements

                             WARREN BANCORP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                          1998          1997
                                                                          ----          ----
                                                                          (In  thousands)
Cash flows from operating activities:
   Net Income                                                           $  4,492       $  5,792

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     (Recovery of) loan losses                                               (90)          (364)
     Depreciation and amortization                                           461            452
     Deferred income tax expense (benefit)                                   238           (461)
     Amortization of premiums and discounts                                  259            126
     (Gains) on sales of investment securities                              (188)          (120)
     (Gains) on sales of mortgage loans                                     (243)          (129)
     Write-down of  real estate acquired by foreclosure                       --            210
     (Gains) on sale of real estate acquired by foreclosure                  (17)            (2)
     (Increase) decrease in loans held for sale                             (499)         2,434
     (Increase) in accrued interest receivable                              (147)           (49)
     (Increase) decrease in other assets                                     (44)           275
     Increase (decrease) in accrued interest payable                        (231)            10
     Increase in other liabilities and escrow deposits                       373          2,265
                                                                        --------        -------
         Net cash provided by operating activities                         4,364         10,439
                                                                        --------        -------
Cash flows from investing activities:
   Net (increase) decrease in money market funds
      and overnight investments                                              272           (720)
   Purchase of investment securities                                     (36,945)       (30,047)
   Proceeds from sales of investment securities available for sale         2,525          1,121
   Proceeds from maturities of investment securities                      28,122         30,469
   Proceeds from payments of mortgage-backed securities                    7,435          5,796
   Proceeds from sales of real estate acquired by foreclosure                547            574
   Net (increase) in loans                                               (16,169)       (13,342)
   Purchases of premises and equipment                                      (611)          (473)
                                                                        --------       --------
      Net cash (used in)  investing activities                          $(14,824)      $ (6,622)
                                                                        --------       --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                  $  8,138       $   (318)
   Proceeds from Federal Home Loan Bank advances                           2,000            630
   Principal payments on Federal Home Loan Bank advances                      --         (2,674)
   Net increase in other borrowed funds                                    1,876            946
   Dividends paid                                                         (4,959)        (2,769)
   Stock options exercised                                                 1,018            683
                                                                        --------       --------
          Net cash provided by (used in)  financing activities             8,073         (3,502)
                                                                        --------       --------
   Net increase (decrease) in cash and due from banks                     (2,387)           315
   Cash and due from banks at beginning of period                          7,191          5,855
                                                                        --------       --------
   Cash and due from banks at end of period                             $  4,804       $  6,170
                                                                        --------       --------
   Cash paid during the period for:
       Interest                                                         $  9,214       $  8,481
       Income taxes                                                     $  2,243       $  2,150

   Supplemental noncash investing and financing activities:

      Real estate foreclosures                                          $    158       $    236
      Securitization of loans to mortgage-backed securities             $     --       $  1,903


                  See accompanying notes to consolidated financial statements

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


EARNINGS PER SHARE

         In 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Quarter and nine months ended September 30, 1997 earnings per share have been restated to conform to SFAS No.
128. The components of basic and diluted EPS for the quarters and nine months ended September 30, 1998 and 1997 are as follows:

                                               QUARTER ENDED SEPTEMBER 30,
                        -----------------------------------------------------------------------
                              NET INCOME        WEIGHTED AVERAGE SHARES    NET INCOME PER SHARE
                        ------------------      -----------------------    --------------------
                         1998        1997          1998       1997           1998       1997
                        ------      ------         -----      -----          -----      -----
                                        (In thousands, except per-share data)
Basic EPS               $1,395      $1,704         7,909      7,499          $0.18      $0.23
Effect of dilutive
   stock options            --          --           276        423           0.01       0.01
                        ------      ------         -----      -----          -----      -----
Dilutive EPS            $1,395      $1,704         8,185      7,922          $0.17      $0.22
                        ======      ======         =====      =====          =====      =====


                                               NINE MONTHS ENDED SEPTEMBER 30,
                        -----------------------------------------------------------------------
                              NET INCOME        WEIGHTED AVERAGE SHARES    NET INCOME PER SHARE
                        ------------------      -----------------------    --------------------
                         1998        1997          1998       1997           1998       1997
                        ------      ------         -----      -----          -----      -----
                                        (In thousands, except per-share data)
Basic EPS               $4,492      $5,792         7,802      7,447          $0.58      $0.78
Effect of dilutive
   stock options            --          --           370        439           0.03       0.05
                        ------      ------         -----      -----          -----      -----
Dilutive EPS            $4,492      $5,792         8,172      7,886          $0.55      $0.73
                        ======      ======         =====      =====          =====      =====

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The effect of this accounting change on previously reported EPS data is as follows:


                                             QUARTER ENDED            NINE MONTHS ENDED
                                           SEPTEMBER 30, 1997         SEPTEMBER 30, 1997
                                           ------------------         ------------------
PER SHARE AMOUNTS:
Primary EPS as previously reported              $0.21                       $0.73
Effect of SFAS No. 128                           0.02                        0.05
                                                -----                       -----
Basic EPS as restated                           $0.23                       $0.78
                                                =====                       =====

COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of a general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Corporation adopted SFAS No. 130 on January 1, 1998, and the components of and accumulated balance of other comprehensive income are displayed in the "Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 1997 and 1998." The financial statements for earlier periods provided have been reclassified for comparative purposes.

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

         Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. The section entitled "Year 2000" contains forward-looking statements. Anticipated expenses or delays in dealing with year-2000 issues by the Corporation, its suppliers and borrowers could result in material differences between the forward-looking statements and actual results. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in the section entitled "Year 2000."

GENERAL

         Warren Bancorp, Inc.'s operating results for the three and nine months ended September 30, 1998 (the "1998 quarter" and "1998 period," respectively) reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded a decreased profit for the 1998 period as compared to the nine months ended September 30, 1997 (the "1997 period") primarily due to pre-tax gains of $1.4 million from the sale of rights to service residential mortgage loans and $457,000 from the termination of the Bank's defined-benefit pension plan occurring in the 1997 period. Net interest income increased due to increased levels of earning assets, but this increase was minimized by decreased rate spreads and the yield on average earning assets due to a highly competitive commercial lending environment, a decrease in general interest rates and a reduction in residential mortgage loans. When general interest rates decrease, the yield on the Bank's total assets will typically decrease more than the cost of its funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low rates of interest may not have their rates reduced at the same rate as the Bank's assets. Further reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings assets which would have an adverse effect on the net interest margin and net income.

         Real estate acquired by foreclosure decreased to $1.6 million at September 30, 1998 from $2.0 million at December 31, 1997. Nonperforming loans increased by $387,000 to $1.1 million during the 1998 period. (Loans to one borrower amounting to $597,000 were over 90 days past due but still accruing and are reflected in the total nonperforming loans. There were no 90-day past due loans at December 31, 1997 that were still accruing.) Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

SUBSEQUENT EVENT

         On October 21, 1998 the Board of Directors of the Corporation reauthorized management to repurchase up to 200,000 shares of its common stock which represents approximately 2.5% of the 7,911,000 shares outstanding at September 30, 1998. These repurchases may be made from time to time in the open market or in private transactions depending on market conditions and may be discontinued at any time. This is part of previous stock repurchase program authorized in April, 1996.

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

         The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should decline by less than 13%. This policy remained in effect during the period, and in management's opinion, although the interest-rate environment has changed, there has been no material change in interest-rate risk since December 31, 1997, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

         The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 1998. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at any time, they are presented in the table below based on an assumed maturity of less than six months. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                         SEPTEMBER 30, 1998
                                                                         ------------------
                                                0-3            3-6             6-12            1-5          OVER 5
                                              MONTHS          MONTHS          MONTHS          YEARS          YEARS
                                             --------       ---------        --------        --------       -------
                                                                      (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ...................    $ 27,064       $   9,308        $ 20,066        $ 30,183       $    --
Loans held for sale .....................       1,530              --              --              --            --
Adjustable-rate loans ...................      76,304          14,390          45,169          78,628         2,479
Fixed-rate loans.........................       4,425           1,760           5,344          19,974         8,093
Mortgage-backed securities...............       2,529           4,042           9,345           4,972         1,402
                                             --------       ---------        --------        --------       -------
   Total interest sensitive assets.......     111,852          29,500          79,924         133,757        11,974
                                             --------       ---------        --------        --------       -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts................................      15,320          15,319              --              --            --
Time deposits............................      22,752          27,688          49,589          54,444             2
Other deposits (a).......................      66,472          66,471              --             431            --
Borrowings...............................       4,131              --              --              33         2,638
                                             --------       ---------        --------        --------       -------
   Total interest sensitive liabilities..     108,675         109,478          49,589          54,908         2,640
                                             --------       ---------        --------        --------       -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities...................    $  3,177       $ (79,978)       $ 30,335        $ 78,849       $ 9,334
                                             ========       =========        ========        ========       =======
Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities...    $  3,177       $ (76,801)       $(46,466)       $ 32,383       $41,717
                                             ========       =========        ========        ========       =======
Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities..........       102.3%           64.8%           82.7%          110.0%        112.8%
                                             ========       =========        ========        ========       =======
Cumulative excess (deficiency) as a
 percentage of total assets..............         0.8%          (20.0)%         (12.1)%           8.4%         10.9%
                                             ========       =========        ========        ========       =======


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

         The Bank also uses the longer-term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at September 30, 1998.

         During 1998, the primary sources of liquidity were $25.6 million in loan sales, proceeds from maturities of investment securities of $28.1 million, proceeds from sales of investment securities of $2.5 million, $57.7 million in payoffs and paydowns of loans and proceeds from paydowns of mortgage-backed securities of $7.5 million. Primary uses of funds were $99.5 million in residential, commercial real estate and commercial loan originations and $36.9 million to purchase investment securities. At September 30, 1998, the Bank had $6.0 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid by the Corporation are the primary use of this liquidity.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 1998:


     Within One Year                                            (IN THOUSANDS)
     ---------------                                            --------------

          Less than 3 months..................................      $ 2,991
          3 to 6 months.......................................        3,794
          6 to 12 months......................................        8,791
                                                                    -------
                                                                     15,576
          More than 12 months..................................       9,224
                                                                    -------
                                                                    $24,800
                                                                    =======

CAPITAL ADEQUACY

         Total stockholders' equity at September 30, 1998 was $40.7 million, an increase of $700,000 from $40.0 million at December 31, 1997. Included in stockholders' equity at September 30, 1998 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $1,453,000 as compared to an unrealized gain at December 31, 1997 of $1,416,000. This change in unrealized gains on securities available for sale was mainly due to decreased interest rates during the 1998 period. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.60% at September 30, 1998 compared to 10.79% at December 31, 1997.

         At September 30, 1998, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain to be used in their calculation of Tier I capital.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies, such as the Corporation, to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 1998, the FRB leverage capital ratio was 10.36% compared to 10.58% at December 31, 1997.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 1998, the Bank's leverage capital ratio, under FDIC guidelines, was 9.39% compared to 9.22% at December 31, 1997.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 13.21% and 12.08%, respectively, at September 30, 1998 compared to 14.15% and 12.54% at December 31, 1997, thus exceeding their risk-based capital requirements.

         As of September 30, 1998, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.08%, 10.86%, and 9.39%, respectively. Based on these capital ratios, the Bank is designated as "well capitalized."

YEAR 2000

         The statements in the following section include "Year-2000 readiness disclosure" within the meaning of the Year-2000 Information and Readiness Disclosure Act of 1998.

         The year-2000 issue is the result of systems run by computer (personal computers, telephone systems, electric utilities, etc.) being date sensitive. Most computer hardware and associated software applications are based on two-digit years which will either recognize the year 2000 as 1900 or not at all. To remedy this situation these date-sensitive systems must be reprogrammed to recognize the year 2000.

         The Corporation has developed comprehensive plans to evaluate, test, and ensure that its computer systems and key service providers are year-2000 compliant and is on schedule to meet the timetable established to complete this effort.

         The Corporation intends to renew its contract with its current outside data processing service provider. As part of that contract, the data service provider will ensure year-2000 compliance on the core banking systems that it provides to the Corporation. All costs related to this aspect of the year-2000 effort are the responsibility of the provider. The provider, who services over 600 banks in the United States, has developed a plan to complete remediation efforts by November 30, 1998 and test its information systems by May 31, 1999. Two separate teams made up of the Corporation's employees will input and validate data during this testing phase. To date the provider is on schedule and testing by the Corporation's employees began on November 3, 1998.

         Test plans for systems not provided by the data service provider are in the development phase. As these systems are identified, test scripts will be developed on an individual basis. The testing phase began on October 16, 1998 and will continue through May 31, 1999.

         As part of its 1998 business plan, the Corporation is currently upgrading all of its personal computers and associated software, all of which will be year-2000 certified upon purchase. This upgrade is on schedule and will be completed by December 31, 1998. The Corporation has contacted its commercial borrowers by personal contact and questionnaires to monitor their preparedness and has also notified deposit customers by mail of the Corporation's year-2000 efforts. Additional customer contact will take place in 1999. A list of significant third party vendors (telephone systems, electric utilities, security systems, etc.) has been developed and monitoring of their year-2000 preparedness is in process. A contingency plan is in the process of being developed in the event that the Corporation's third party vendors do not remediate their own year-2000 issues and is scheduled to be completed by June 30, 1999. The ability of third parties, including the Corporation's borrowers, with whom the Corporation transacts business to adequately address their year-2000 issues is outside of the Corporation's control. Due to this uncertainty, the failure of such third parties of the Corporation to adequately address their own year-2000 issues could have a material adverse effect on the Corporation's financial condition and results of operations. These adverse effects could be the result of but not limited to borrowers failing to repay loans, loss of business opportunities due to a failure to properly transact business and loss of customers to competition due to customer-service failure. This uncertainty cannot be quantified at this time.

         The Corporation is updating hardware and its associated software as part of its ongoing operations, and the hardware and software upgrades are a necessary result of that effort and have not been accelerated due to the year-2000 issue. The use of internal resources for the year-2000 effort has not delayed normal workflow or other projects from being completed. Management estimates that out-of-pocket costs related to year-2000 issues will be less than $50,000. These costs will not be material to the financial condition and results of operations of the Corporation.

FINANCIAL CONDITION

         The Corporation's total assets increased to $383.8 million at September 30, 1998 from $371.0 million at December 31, 1997. Increases occurred in commercial real estate and commercial construction loans and were partially offset by decreases in investments available for sale and residential mortgage loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of money market funds and overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, decreased to $112.8 million at September 30, 1998 from $114.3 million at December 31, 1997. This decrease occurred in overnight investments, U.S. Treasury and U.S. Government Agency obligations, mortgage-backed securities and preferred stocks and was partially offset by increases in fixed-income mutual funds and corporate notes. Future increases in interest rates could reduce the value of these investments. Mortgage-backed securities decreased to $23.0 million at September 30, 1998 from $30.6 million at December 31, 1997 due to principal paydowns.

INVESTMENTS AT SEPTEMBER 30, 1998 ARE AS FOLLOWS:

                                                                        GROSS           GROSS
                                                      AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                        COST            GAINS            LOSSES          VALUE
                                                      ---------       ----------      ----------        --------
                                                                        (IN THOUSANDS)
OVERNIGHT

Money market funds and
  overnight investments.....................          $  6,016          $   --         $    --          $  6,016
                                                      --------          ------         -------            ------
                                                         6,016          $   --         $    --             6,016
                                                      ========          ======         =======           =======
AVAILABLE-FOR-SALE

Fixed income mutual funds...................            25,787             781              --            26,568
FNMA mortgage-backed securities.............            16,361             645              --            17,006
GNMA mortgage-backed securities.............             5,929              64              --             5,993
U.S. Government and related
 obligations................................             2,516              17              --             2,533
Corporate notes.............................            40,134              85              (4)           40,215
Preferred stock.............................             7,310             660              --             7,970
                                                      --------          ------         -------          --------
                                                        98,037           2,252              (4)          100,285
                                                      --------          ------         -------          --------
OTHER

Foreign government bonds and
  notes.....................................               750              --              --               750
Stock in Federal Home Loan Bank
  of Boston.................................             4,110              --              --             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108              --              --               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576             240              --             1,816
                                                      --------          ------         -------          --------
                                                         6,544             240              --             6,784
                                                      --------          ------         -------          --------
                                                      $110,597          $2,492         $    (4)         $113,085
                                                      ========          ======         =======          ========

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $16.8 million during the 1998 period to $258.6 million at September 30, 1998. This increase is the result of increases in commercial real estate, commercial construction and commercial loans partially offset by paydowns and payoffs of residential mortgage loans. The Bank typically sells all fixed-rate residential mortgage loans that it originates to the secondary mortgage market and retains the adjustable-rate loans in its residential mortgage portfolio. Due to the decline in interest rates, this adjustable-rate portfolio has decreased significantly due to refinancing into fixed-rate loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of September 30, 1998 and December 31, 1997 (in thousands):


                                                      SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                      ------------------     -----------------

Residential mortgages................................     $ 46,208               $  52,707
Commercial real estate...............................      137,864                 125,832
Commercial construction .............................       29,985                  19,739
Commercial loans.....................................       22,480                  22,259
Consumer loans.......................................       20,527                  20,226
                                                          --------                --------
                                                          $257,064                $240,763
                                                          ========                ========


     Residential mortgage loan originations during the 1998 period were $32.7 million compared to $21.0 million in the 1997 period. The Corporation originated $27.3 million in fixed-rate loans during the 1998 period compared to $11.1 million during the 1997 period. Adjustable-rate loans totaling $5.4 million were originated during the 1998 period compared to $9.9 million during the 1997 period. The Corporation sold loans totaling $25.6 million during the 1998 period compared to $19.0 million sold in the 1997 period. At September 30, 1998, the Corporation held $1.5 million of fixed-rate residential mortgage loans for sale compared to $1.0 million at December 31, 1997.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is 90 days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 1998 there were four loans considered impaired and accruing totaling $712,000 compared to four loans considered impaired and accruing totaling $720,000 at December 31, 1997.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $1,095,000 at September 30, 1998 compared to $347,000 at December 31, 1997. Included in nonperforming loans is one loan considered impaired due to restructuring of terms and nonaccruing in the amount of $148,000 at September 30, 1998 as compared to two loans considered impaired and nonaccruing totaling $201,000 at December 31, 1997. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by 90 days or more, unless they are adequately secured and are in the process of collection.

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

The table below details nonperforming loans at:

                                                          SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                          ------------------      -----------------
                                                                   (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears.............         $  597                     $   0
Nonaccrual loans......................................            498                       347
                                                               ------                     -----
Total nonperforming loans.............................         $1,095                     $ 347
                                                               ======                     =====
Percentage of nonperforming loans to:
Total loans...........................................           0.43%                     0.14%
                                                               ======                     =====
Total assets..........................................           0.29%                    0.09%
                                                               ======                     =====

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $1.6 million at September 30, 1998 and $2.0 million at December 31, 1997. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loans or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land and single-family dwellings. Unstable conditions in the Massachusetts real estate market could result in losses and writedowns as the Corporation reduces the book value of real estate to reflect likely realizable values.

     In summary, nonperforming assets are as follows (dollars in thousands):


                                                        SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                                         ------------------        -----------------
Nonperforming loans...................................          $1,095                   $  347
Real estate acquired by foreclosure...................           1,638                    2,010
                                                                ------                   ------
Total nonperforming assets............................          $2,733                   $2,357
                                                                ======                   ======
Total nonperforming assets as a
   percentage of total assets.........................             0.7%                     0.6%


ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 1998 and September 30, 1997 (dollars in thousands):

                                                                            1998          1997
                                                                          -------        -------
Balance at beginning of period..........................................  $ 4,066        $ 4,533
                                                                          -------        -------
Losses charged to the allowance:
    Residential mortgage................................................       --            204
    Commercial mortgage and construction................................       --            309
    Commercial loans....................................................       --             --
    Consumer loans......................................................       63              9
                                                                          -------        -------
                                                                               63            522
                                                                          -------        -------
Loan recoveries:
    Residential mortgage................................................       10             68
    Commercial mortgage and construction................................       62            232
    Commercial loans....................................................       21            112
    Consumer loans......................................................       17              7
                                                                          -------        -------
                                                                              110            419
                                                                          -------        -------
Net (charge-offs) recoveries                                                   47           (103)
                                                                          -------        -------
Provision for (recovery of) loan losses charged (credited) to income....      (90)          (364)
                                                                          -------        -------
Balance at end of period................................................  $ 4,023        $ 4,066
                                                                          =======        =======
Allowance to total loans at end of period...............................    1.56%          1.74%
                                                                          =======        =======
Allowance to nonperforming loans at end of period.......................    367.4%         367.3%
                                                                          =======        =======
Allocation of ending balance:
    Residential mortgage................................................  $   626        $   838
    Commercial mortgage and construction................................    2,932          2,605
    Commercial loans....................................................      264            305
    Consumer loans......................................................      201            318
                                                                          -------        -------
                                                                          $ 4,023        $ 4,066
                                                                          =======        =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $860,000 of impaired loans, of which $456,000 is measured using the present value method and $404,000 using the fair value method, is $192,000.

         The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 1998, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

         Included in other assets at September 30, 1998 and December 31, 1997 are $1,168,000 and $742,000, respectively, of deferred income taxes receivable. Also included in other assets at December 31, 1997 was a current income tax receivable of $547,000.

LIABILITIES

         Deposits increased to $333.4 million at September 30, 1998 from $325.3 million at December 31, 1997. This increase took place primarily in time, NOW and money market deposit accounts, and was partially offset by decreases in demand deposit accounts and savings deposits.

         Federal Home Loan Bank of Boston advances were $2,671,000 at September 30, 1998 and $671,000 at December 31, 1997. Securities sold under agreement to repurchase were $4.1 million at September 30, 1998 and $2.2 million at December 31, 1997.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

  GENERAL

         The Corporation's profit for the 1998 quarter was $1.4 million compared to a profit for the 1997 quarter of $1.7 million. The decrease in the 1998 quarter is primarily due to an after-tax non-recurring gain of $109,000 realized in the 1997 quarter from the termination of the Bank's defined-benefit pension plan, an increase in non-interest expense and a reduction in loan loss recoveries.

         Net interest income for the 1998 and 1997 quarters was $4.3 million, respectively. The weighted average interest rate spread for the 1998 quarter was 4.47% compared to 4.79% for the 1997 quarter. The net yield on average earning assets was 4.70% for the 1998 quarter and 4.95% for the 1997 quarter. The decrease in the weighted average interest rate spread and the net yield on average earnings assets is mainly due to lower interest rates charged to borrowers in a highly competitive commercial lending market and a reduction in residential mortgage loans. In addition, when rates decrease in general the yield on the Bank's assets will decrease, but certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low rates of interest may not have their rates reduced at the same rate as the Bank's assets. Further reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings assets which would have an adverse effect on the net interest margin and net income. The return on average assets and the return on average stockholders' equity were 1.47% and 13.97%, respectively, for the 1998 quarter compared to 1.90% and 18.03%, respectively, for the 1997 quarter.

  INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $7.3 million for the 1998 quarter from $7.1 million for the 1997 quarter. Interest on loans increased to $5.6 million for the 1998 quarter from $5.3 million for the 1997 quarter due to an increase in the average loans outstanding in the 1998 quarter despite a decrease in the average loan yield to 8.91% for the 1998 quarter compared to 9.23% for the 1997 quarter. Interest and dividends on investments was $1.3 and $1.1 million for the 1998 and 1997 quarters, respectively. This increase is attributed to an increase in the average investments held despite a decrease in the average yield to 5.94% for the 1998 quarter from 6.07% for the 1997 quarter. Mortgage-backed securities income decreased to $423,000 in the 1998 quarter from $697,000 in the 1997 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.17% for the 1998 quarter compared to 7.33% in the 1997 quarter.

INTEREST EXPENSE

         Interest on deposits increased to $3.0 million for the 1998 quarter from $2.8 million for the 1997 quarter. This increase was primarily related to an increase in the average cost of deposits to 3.61% for the 1998 quarter from 3.55% for the 1997 quarter due to a shift into higher cost time deposits. Average total deposits outstanding also increased during the 1998 quarter as compared to the 1997 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $70,000 in the 1998 quarter from $30,000 for the 1997 quarter. This increase is related to an increase in borrowed funds and an increase in the average cost of borrowings to 3.84% for the 1998 quarter from 2.57% for the 1997 quarter.

  NON-INTEREST INCOME

         Total non-interest income for the 1998 quarter was $330,000 compared to $760,000 for the 1997 quarter. The gain from the sale of mortgage loans was $112,000 in the 1998 quarter compared to $38,000 in the 1997 quarter. There were no gains from the sale of investment securities for the 1998 quarter compared to $21,000 in the 1997 quarter. During the 1997 quarter a non-recurring gain from the termination of the Bank's defined benefit pension plan of $457,000 was recognized.

  NON-INTEREST EXPENSE

         Total non-interest expense was $2.5 million in the 1998 quarter and $2.3 million in the 1997 quarter. Salary and employee benefits increased to $1.5 million in the 1998 quarter from $1.4 million in the 1997 quarter. Increases in expense related to the introduction of new banking products were incurred and reflected in increased marketing and outside data processing expense in the 1998 quarter as compared to the 1997 quarter. Real estate operations expense decreased to $14,000 in the 1998 quarter compared to $17,000 in the 1997 quarter.

  INCOME TAX EXPENSE

         Income tax expense for the 1998 quarter was $725,000 compared to $1.2 million for the 1997 quarter.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  GENERAL

         The Corporation recorded a profit for the 1998 period of $4.5 million compared to a profit for the 1997 period of $5.8 million. The 1997 period profit included after-tax gains of $1.1 million from the sale of rights to service residential mortgage loans and $109,000 from the termination of the Bank's defined-benefit pension plan.

         Net interest income for the 1998 and 1997 period were $13.0 million and $12.8 million, respectively. The weighted average interest-rate spread for the 1998 period was 4.63% compared to 4.78% for the 1997 period. The net yield on average earning assets was 4.88% for the 1998 period and 4.97% for the 1997 period. The return on average assets and the return on average stockholders' equity were 1.60% and 14.83%, respectively, for the 1998 period compared to 2.16% and 21.04%, respectively, for the 1997 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $21.9 million for the 1998 period from $21.2 million for the 1997 period. Interest on loans increased to $16.8 million for the 1998 period from $15.7 million for the 1997 period due to average loans outstanding increasing in the 1998 period despite a decrease in the average loan yield to 9.10% for the 1998 period compared to 9.24% for the 1997 period. Interest and dividends on investments was $3.7 and $3.3 million for the 1998 and 1997 periods, respectively. This increase is attributed to an increase in the average amount of investments held partially offset by a decrease in the average yield on investments to 6.01% for the 1998 period from 6.02% for the 1997 period. Mortgage-backed securities income decreased to $1.4 million in the 1998 period from $2.2 million in the 1997 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.16% for the 1998 period compared to 7.27% in the 1997 period.

INTEREST EXPENSE

         Interest on deposits increased to $8.8 million for the 1998 period from $8.4 million for the 1997 period. This increase was related to an increase in the average cost of deposits to 3.59% for the 1998 period from 3.52% for the 1997 period and to an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $154,000 in the 1998 period from $112,000 for the 1997 period. This increase is primarily related to an increase in borrowed funds despite the average cost of borrowings decreasing to 3.49% for the 1998 period from 3.24% for the 1997 period.

NON-INTEREST INCOME

         Total non-interest income for the 1998 period was $1.1 million compared to $3.0 million for the 1997 period. The 1997 period included a pre-tax gain from the sale of $209 million of mortgage servicing rights of $1.4 million and a $457,000 gain from the Bank's termination of its defined-benefit pension plan. The gain from the sale of mortgage loans was $243,000 in the 1998 period compared to $129,000 in the 1997 period. Loan servicing fees were $12,000 for the 1998 period compared to $117,000 in the 1997 period. This decrease is mainly due to a reduction in the amount of loans serviced for others as the result of the sale of the above-mentioned mortgage servicing rights. The gain from the sale of investment securities was $188,000 for the 1998 period compared to $120,000 in the 1997 period.

NON-INTEREST EXPENSE

         Total non-interest expense was $7.3 million in the 1998 period and $7.4 million in the 1997 period. Salary and employee benefits was $4.4 million in the 1998 period and $4.3 million for the 1997 period. Real estate operations expense decreased to $40,000 in the 1998 period compared to $390,000 in the 1997 period mainly due to a writedown in the value of real estate owned through foreclosure occurring in the 1997 period. Increases in marketing and outside processing expense to $189,000 and $385,000, respectively, in the 1998 period from $124,000 and $357,000, respectively, in the 1997 period were incurred due to the introduction of new banking products.

INCOME TAX EXPENSE

         Income tax expense for the 1998 period was $2.3 million compared to $2.9 million for the 1997 period. As a result of the capital gain generated from the sale of mortgage-servicing rights in the 1997 period, the Corporation was able to recognize a tax benefit in the amount of $279,000 from capital losses of prior periods during that period which substantially lowered the effective tax rate of the 1997 period.

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



                                           WARREN BANCORP, INC.





DATE:  November 12, 1998                   By:   /s/ John R. Putney
                                              ----------------------------------
                                                 John R. Putney
                                                 President and
                                                 Chief Executive Officer



DATE: November 12, 1998                    By:   /s/ Paul M. Peduto
                                              ----------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)