Form 10-K
period 1998-12-31
WARREN BANCORP INC
filed 1999-03-30
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

               [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing sale price for the registrant's common stock on March 1, 1999, as reported by NASDAQ was $58,653,684.

         The number of shares of the registrant's common stock outstanding as of March 1, 1999 was 7,674,691.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1999 are incorporated by reference into the Annual Report as portions of Part III of Form 10-K.

                                                         SELECTED FINANCIAL DATA

                                                                         DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1998         1997         1996         1995         1994
                                                --------     --------     --------     --------     --------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets ................................   $397,065     $370,993     $358,954     $355,854     $348,239
Investment securities .......................     93,950       83,701       75,618       69,427       50,822
Mortgage-backed securities ..................     20,430       30,579       42,730       49,414       51,472
Net loans ...................................    262,452      236,697      218,313      212,159      217,724
Real estate acquired by foreclosure or
  substantively repossessed .................      1,450        2,010        2,230        3,092        8,354
Deposits ....................................    347,012      325,293      316,366      314,850      315,063
Borrowed funds ..............................      7,674        2,926        4,927        7,368        6,602
Stockholders' equity ........................     39,921       40,028       34,445       31,238       23,795

                                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1998         1997         1996         1995         1994
                                                --------     --------     --------     --------     --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Interest and dividend income ................   $29,253      $28,539      $27,781      $27,750      $25,640
Interest expense ............................    12,060       11,404       11,469       11,608        9,961
                                                -------      -------      -------      -------      -------
  Net interest income .......................    17,193       17,135       16,312       16,142       15,679
Provision for (recovery of) loan losses .....       (91)        (316)         116         (154)        (287)
Non-interest income (loss) ..................     1,443        3,339        2,149        2,049       (2,553)
Non-interest expenses .......................    10,099        9,857        9,768       11,003       10,376
                                                -------      -------      -------      -------      -------
Income before income taxes ..................     8,628       10,933        8,577        7,342        3,037
Income tax expense ..........................     2,724        3,648        1,968        1,960        1,436
                                                -------      -------      -------      -------      -------
Net income ..................................   $ 5,904      $ 7,285      $ 6,609      $ 5,382      $ 1,601
                                                =======      =======      =======      =======      =======
  Basic earnings per share (A) ..............   $  0.75      $  0.96      $  0.90      $  0.75      $  0.23
                                                =======      =======      =======      =======      =======
  Diluted earnings per share (A) ............   $  0.72      $  0.91      $  0.84      $  0.70      $  0.21
                                                =======      =======      =======      =======      =======
  Cash dividends paid (A) ...................   $  0.72      $  0.44      $  0.27      $  0.15      $    --
                                                =======      =======      =======      =======      =======
OTHER DATA:
Return on average assets ....................      1.57%        2.02%        1.87%        1.54%        0.44%
Return on average stockholders' equity ......     14.79        19.50        20.47        19.30         6.64
Stockholders' equity to assets at year end ..     10.05        10.79         9.60         8.78         6.83
Dividend payout ratio .......................     96.04        44.79        29.47        20.09           --
Weighted average interest rate spread .......      4.53         4.80         4.69         4.71         4.52
Net yield on average earning assets .........      4.79%        5.03%        4.88%        4.84%        4.55%
Number of banking offices ...................         6            6            6            6            6

The consolidated financial data for the Corporation and its subsidiaries presented above are expanded and explained in more detail by the financial information contained elsewhere herein. The consolidated financial data were derived from audited consolidated financial statements of the Corporation and the Bank at and for the periods shown.

(A) Share data have been retroactively restated to reflect the 2-for-1 common stock split which occurred on May 12, 1998.

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                      Page
                                                                                      ----
Item 1.  Business..................................................................  24-27

Item 2.  Properties................................................................     16

Item 3.  Legal Proceedings.........................................................     16

Item 4.  Submission of Matters to a Vote of Security Holders.......................     27

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....     74

Item 6.  Selected Financial Data...................................................      2

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.......................................................   4-24

Item 7A. Quantitative and Qualitative Disclosures about Market Risk................      7

Item 8.  Financial Statements and Supplementary Data...............................  28-69

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures.........................................................    27

Item 10. Directors and Executive Officers of the Corporation.......................     27

Item 11. Executive Compensation....................................................     27

Item 12. Security Ownership of Certain Beneficial Owners and Management............     27

Item 13. Certain Relationships and Related Transactions............................     27

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........     70

                STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2) Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
       and Interest Differential...................................................  18-19

(3) Investment Portfolio...........................................................     11

(4) Loan Portfolio.................................................................     12

(5) Summary of Loan Loss Experience................................................     15

(6) Deposits.......................................................................     17

(7) Return on Equity and Assets....................................................      2

(8) Short-Term Borrowings .........................................................  48-49

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Corporation and may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

         Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. The section entitled "Year 2000" also contains forward-looking statements. Anticipated expenses or delays in dealing with year-2000 issues by the Corporation, its suppliers and borrowers could result in material differences between the forward-looking statements and actual results. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Annual Report, including Form 10-K, under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," and the section entitled "Year 2000."

         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this report.

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the year ending December 31, 1998 (the "1998 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded a decreased profit for the 1998 period as compared to the year ended December 31, 1997 (the "1997 period") primarily due to pre-tax gains of $1.4 million from the sale of rights to service residential mortgage loans and $538,000 from the termination of the Bank's defined-benefit pension plan occurring in the 1997 period. Net interest income increased during the 1998 period due to increased levels of earning assets, but this increase was minimized by decreased rate spreads and the decreased yield on average earning assets due to a highly competitive commercial lending environment, a decrease in general interest rates and a reduction in the residential mortgage loan portfolio. When general interest rates decrease, the yield on the Bank's total assets will typically decrease more than the cost of its funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low rates of interest may not have their rates reduced at the same rate as the Bank's assets. Further reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings assets which would have an adverse effect on the net interest margin and net income.

         Stockholders' equity decreased in 1998 due to a decrease in the unrealized gain on securities available for sale net of income taxes, the payment of dividends equal to over 96% of net income and the purchase of treasury stock. Future increases in interest rates could reduce the value of the securities portfolio and stockholders' equity.

         Real estate acquired by foreclosure decreased by $560,000 to $1.5 million at December 31, 1998 and nonperforming loans increased to $638,000 during the 1998 period from $347,000 at December 31, 1997. Management continues to monitor those nonperforming asset portfolios closely. If conditions in the Massachusetts real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

         In 1998, the Corporation paid regular quarterly dividends totaling $.34 per share and paid a special dividend of $.38 per share.

         On April 16, 1998 the Corporation announced a 2-for-1 stock split in the form of a stock dividend. Stockholders of record on April 27, 1998 received one additional share for each share they owned as of that date. The additional shares were issued on May 12, 1998. All share data have been retroactively restated to reflect this 2-for-1 stock split.

         In October 1998 the Board of Directors reauthorized management to repurchase up to 200,000 shares of the Corporation's common stock. During the 1998 period the Corporation repurchased 103,000 shares at a cost of $928,000. In January, 1999 the Corporation completed the repurchase program with the repurchase of 106,000 shares at a cost of $928,000.

         Also, on January 20, 1999 the Board of Directors authorized another common stock repurchase program which allows management to repurchase up to an additional 386,000 shares of its common stock which represent 5% of the 7,721,000 shares outstanding on that date. The repurchases, including block repurchases, may be made from time to time in the open market or in private transactions depending on market condition and may be discontinued at any time.

YEAR 2000

         The statements in the following section are "Year-2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

         The year-2000 issue is the result of systems run by computer (personal computers, telephone systems, electric utilities, etc.) being date sensitive. Older computer hardware and associated software applications are based on two-digit years which will either recognize the year 2000 as 1900 or not at all. To remedy this situation these date-sensitive systems must be reprogrammed or replaced to recognize the year 2000.

         The Corporation has developed comprehensive plans to evaluate, test, and ensure that its computer systems and key service providers are year-2000 compliant and is on schedule to meet the timetable established to complete this effort.

         During 1998 the Corporation renewed its contract with its outside data processing service provider. As part of that contract, the data service provider will ensure year-2000 compliance of the core banking systems that it provides to the Corporation. All costs related to this aspect of the year-2000 effort are the responsibility of the provider. The provider, which services over 600 banks in the United States, has completed remediation efforts and testing is well underway on its information systems and is scheduled to be completed by May 31, 1999. The first phase of testing began in November, 1998 with two separate teams made up of the Corporation's employees inputting and validating data. Another testing phase began in February, 1999. To date, the provider is on schedule and testing by the Corporation's employees has produced satisfactory results.

         Test plans for systems not provided by the data service provider are ongoing. As these systems are identified, test scripts are developed on an individual basis. The testing phase began on October 16, 1998 and will continue through May 31, 1999 on these systems.

         Included in its 1998 business plan, the Corporation upgraded all of its personal computers and associated software, all of which were year-2000 certified upon purchase. This upgrade is substantially completed with a small number of units to be installed on or before June 30, 1999. The Corporation has contacted its commercial borrowers by personal contact and questionnaires to monitor their preparedness and has also notified deposit customers by mail of the Corporation's year-2000 efforts. Additional customer contact will take place in 1999 that will include direct mailing, a web page and a dedicated telephone line specifically for year-2000 issues. A list of significant third party vendors (telephone systems, electric utilities, security systems, etc.) has been developed and monitoring of their year-2000 preparedness is in process. A contingency plan is in the process of being developed in the event that the Corporation's third party vendors do not remediate their own year-2000 issues and is scheduled to be completed by June 30, 1999. At the present time the Corporation has not received any indication from its vendors that they will not be year-2000 compliant. The ability of third parties, including the Corporation's borrowers, with whom the Corporation transacts business to adequately address their year-2000 issues is outside of the Corporation's control. Due to this uncertainty, the failure of such third parties of the Corporation to adequately address their own year-2000 issues could have a material adverse effect on the Corporation's financial condition and results of operations. These adverse effects could be the result of but not limited to borrowers failing to repay loans, loss of business opportunities due to a failure to properly transact business and loss of customers to competition due to customer-service failure. This uncertainty cannot be quantified at this time.

         The Corporation has updated hardware and its associated software as part of its normal ongoing operations, and the hardware and software upgrades were a necessary result of that plan and have not been accelerated due to the year-2000 issue. The use of internal resources for the year-2000 effort has not delayed normal workflow or other projects from being completed. Management estimates that out-of-pocket costs related to year-2000 issues will be less than $50,000. These costs will not be material to the financial condition or results of operations of the Corporation.

ASSET/LIABILITY MANAGEMENT

         A primary objective of the Corporation's asset/liability management policy is to manage the interest-rate risk over time to achieve a prudent level of net interest income in changing interest-rate environments. Management's strategies are intended to be responsive to changes in interest rates and to recognize market demands for particular types of deposit and loan products. These strategies are overseen by an internal Asset/Liability Management Committee and by the Bank's Board of Directors, and the risks are managed with techniques such as simulation analysis, which measures the effect on net interest income of possible changes in interest rates, and "gap" analysis, using models similar to the one shown on the following page.

         The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term money market interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should decline by less than 13%. The Corporation was in compliance with this policy at December 31, 1998 and 1997. The following table reflects the Corporation's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in short-term interest rates:

                                                Estimated increase (decrease) in
         Rate change (basis points)                   net interest income
         --------------------------                   --------------------
                                                          December 31,
                                                          ------------
                                                     1998              1997
                                                     ----              ----
                  +100                               1.3%              4.2%
                  -100                              (0.8)%            (4.4)%

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of December 31, 1998. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. Because regular savings and N.O.W. accounts may be withdrawn at any time and are subject to interest-rate adjustments at anytime, they are presented in the table below based on an assumed maturity of six months. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                       DECEMBER 31, 1998
                                                                       -----------------
                                                                        WITHIN ONE YEAR
                                              ---------------------------------------------------------------
                                                  0-3           3-6           6-12         1-5         OVER 5
                                                MONTHS        MONTHS         MONTHS       YEARS         YEARS
                                                ------        ------         ------       -----         -----
                                                                    (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ...................     $  24,974     $   9,930     $  25,044     $  31,519    $      --
Loans held for sale .....................         1,192            --            --            --           --
Adjustable-rate loans ...................        73,080        17,972        42,246        85,369        2,464
Fixed-rate loans ........................         8,546         2,808         6,705        19,898        6,912
Mortgage-backed securities ..............         1,809         3,803         8,993         4,130        1,253
                                              ---------     ---------     ---------     ---------    ---------
   Total interest sensitive assets ......       109,601        34,513        82,988       140,916       10,629
                                              ---------     ---------     ---------     ---------    ---------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...............................        18,808        15,319            --            --           --
Time deposits ...........................        28,629        33,446        38,343        52,284            2
Other deposits(a) .......................        70,803        70,803           103            --           --
Borrowings ..............................         5,003            --            --            33        2,638
                                              ---------     ---------     ---------     ---------    ---------
   Total interest sensitive liabilities..       123,243       119,568        38,446        53,317        2,640
                                              ---------     ---------     ---------     ---------    ---------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ..................     $ (13,642)    $ (85,055)    $  44,542     $  87,599    $   7,989
                                              =========     =========     =========     =========    =========

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ..     $ (13,642)    $ (98,697)    $ (54,155)    $  33,444    $  41,433
                                              =========     =========     =========     =========    =========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .........          88.9%         59.4%         80.8%        110.0%       112.3%
                                              =========     =========     =========     =========    =========

Cumulative excess (deficiency) as a
 percentage of total assets .............          (3.4)%       (24.9)%       (13.6)%         8.4%        10.4%
                                              =========     =========     =========     =========    =========

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

During 1998, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $2,671,000 at December 31, 1998 compared to $671,000 at December 31, 1997.

         During 1998, the primary sources of liquidity were $34.3 million in loan sales, proceeds from sales and maturities of investments of $39.9 million, proceeds from paydowns of mortgage-backed securities of $9.7 million, a net increase in deposits of $21.7 million and a $4.8 million increase in Federal Home Loan Bank advances and other borrowed funds. Primary uses of funds were $142.6 million in residential, commercial real estate and commercial loan originations, $53.0 million to purchase investment securities and $5.7 million to pay dividends to shareholders. At December 31, 1998, the Bank had $4.5 million in money market funds and overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and stock repurchases by the Corporation are the primary uses of this liquidity.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at December 31, 1998:

                                                               (IN THOUSANDS)
     Within one year:
         Less than 3 months ................................      $ 4,379
         3 to 6 months .....................................        4,596
         6 to 12 months ....................................        6,459
                                                                  -------
                                                                   15,434
     More than one year ....................................        8,901
                                                                  -------
                                                                  $24,335
                                                                  =======

CAPITAL ADEQUACY

         Total stockholders' equity at December 31, 1998 was $39.9 million, a decrease of $100,000 from $40.0 million at the end of 1997. Included in stockholders' equity is an unrealized gain on securities available for sale, which decreased stockholders' equity, of $799,000 as compared to an unrealized gain at December 31, 1997 of $1,416,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 10.05% at December 31, 1998 compared to 10.79% at December 31, 1997.

         At December 31, 1998, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculations of Tier I capital. At December 31, 1998, net of appropriate taxes, the unrealized gain on securities available for sale was $799,000.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At December 31, 1998, the FRB leverage capital ratio was 10.10% compared to 10.58% at December 31, 1997.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At December 31, 1998, the Bank's leverage capital ratio, under FDIC guidelines, was 9.20% compared to 9.22% at December 31, 1997.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the

Corporation and the Bank to have an 8.00% total risk-based capital ratio. The Corporation's and the Bank's total risk-based capital ratios were 12.71% and 11.68%, respectively, at December 31, 1998 compared to 14.15% and 12.54%, respectively, at December 31, 1997 for both the Corporation and the Bank, thus exceeding their risk-based capital requirements.

         As of December 31, 1998, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.68%, 10.50%, and 9.20%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized." (For further discussion on capital adequacy see note 9 in the Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION

         The Corporation's total assets increased to $397.1 million at December 31, 1998 from $371.0 million at December 31, 1997. Increases occurred in investments available for sale and commercial loans and commercial real estate loans and were partially offset by decreases in residential mortgage loans, money market funds and overnight investments, and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of money market funds and overnight investments, investment securities and mortgage-backed securities available for sale, and other investments, increased to $114.4 million at December 31, 1998 from $114.3 million at December 31, 1997. Increases in fixed-income mutual funds and corporate notes were partially offset by decreases in overnight investments, U.S. Treasury and U.S. Government Agency Obligations, mortgage-backed securities and preferred stocks. Future increases in interest rates could reduce the value of these investments. Mortgage-backed securities decreased to $20.4 million at December 31, 1998 from $30.6 million at December 31, 1997 due to principal paydowns.

         INVESTMENTS. Certain information regarding the Corporation's investments as of December 31 is presented below (in thousands):

                                                                                 1998               1997
                                                                                 ----               ----

Amortized Cost:
   Money market funds and overnight investments........................         $  4,542          $  6,288
   U.S. Treasury and U.S. Government Agency
      obligations available for sale...................................            2,510            10,536
   Foreign government bond held to maturity............................              750               500
   Fixed-income mutual funds available for sale........................           28,706            19,009
   Mortgage-backed securities available for sale.......................           19,988            29,746
   Corporate notes available for sale..................................           43,541            32,286
   Preferred stock available for sale..................................            7,310             7,919
   Other investments...................................................            5,794             5,794
                                                                                --------          --------
Total amortized cost...................................................          113,141           112,078
Unrealized gain on investment securities
   available for sale..................................................            1,239             2,202
                                                                                --------          --------
Total carrying value...................................................         $114,380          $114,280
                                                                                ========          ========
Total fair value of investment securities..............................         $114,620          $114,520
                                                                                ========          ========

         The following table presents the maturity distribution of the investment securities portfolio and the weighted average yield for each type and range of maturity as of December 31, 1998. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate mortgage-backed security amortization and prepayments (dollars in thousands):

                                 WITHIN           ONE TO        FIVE TO        OVER
                                ONE YEAR        FIVE YEARS     TEN YEARS      TEN YEARS         TOTAL
                                --------        ----------     ---------      ---------         -----
                              AMOUNT  YIELD   AMOUNT  YIELD  AMOUNT  YIELD  AMOUNT  YIELD   AMOUNT  YIELD
                              ------  -----   ------  -----  ------  -----  ------  -----   ------  -----
Money market funds and
 overnight investments.....  $ 4,542  4.87%  $     -     -%  $    -     -%   $  -      -%  $ 4,542  4.87%
U.S. Treasury and agency
 obligations available
  for sale.................    2,510  5.49         -     -        -     -       -      -     2,510  5.49
Mortgage-backed securities
 available for sale........   14,604  7.56     4,130  6.63    1,254  6.27       -      -    19,988  7.29
Corporate notes
 available for sale........   35,738  5.65     7,803  5.36        -     -       -      -    43,541  5.60
Foreign government bonds
 held to maturity..........        -     -       250  7.00      250  7.80     250   6.75       750  7.18
                             -------        --------         ------          ----          -------
                             $57,394  6.07% $ 12,183  5.82%  $1,504  6.52%   $250   6.75%  $71,331  6.04%
                             =======        ========         ======          ====          =======

         At December 31, 1998, the Corporation did not hold securities of any single issuer, excluding FHLB of Boston stock, that exceeded ten percent of stockholders' equity.

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $25.9 million during the 1998 period to $267.7 million at December 31, 1998. This increase is primarily the result of increased commercial, commercial construction and commercial real estate loans partially offset by loan paydowns and payoffs in residential mortgage loans. Commercial, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of December 31 (in thousands):

                               1998      1997       1996       1995      1994
                               ----      ----       ----       ----      ----
Residential mortgages ...   $ 45,658   $ 52,707   $ 66,654   $ 85,276   $104,724
Commercial real estate ..    163,154    125,832    107,428     94,341     83,846
Commercial construction .     13,620     19,739     10,742      6,254      3,914
Commercial loans ........     23,726     22,259     16,458      8,490      4,964
Consumer loans ..........     20,317     20,226     21,564     22,331     25,065
                            --------   --------   --------   --------   --------
                            $266,475   $240,763   $222,846   $216,692   $222,513
                            ========   ========   ========   ========   ========

Balances in residential mortgage loans are decreasing mainly as a result of loan paydowns. The Bank typically sells all fixed-rate residential mortgage loans that it originates to the secondary mortgage market and retains the adjustable-rate loans in its residential mortgage portfolio. Due to the decline in interest rates during the 1998 period, this adjustable-rate portfolio has decreased significantly due to refinancing into fixed rate loans. Balances in commercial real estate, commercial construction, and commercial loans are increasing mainly due to the Corporation's increasing emphasis on corporate lending.

         Residential mortgage loan originations increased during 1998 to $46.1 million from $32.0 million in 1997. The Corporation originated $36.1 million in fixed-rate loans during 1998 compared to $17.3 million during 1997. Adjustable-rate loans totaling $10.0 million were originated during 1998 compared to $14.7 million during 1997. The Corporation sold loans totaling $34.3 million during 1998 compared to $26.3 million in 1997. At year-end 1998, the Corporation held $1.2 million of fixed-rate residential mortgage loans for sale compared to $1.0 million at year-end 1997.

         The following table sets forth a maturity distribution of the Corporation's commercial real estate, commercial construction, and commercial loans as of December 31, 1998. For purposes of compiling this table, fixed rate loans are treated as if the entire balance were due on the last contractual payment date. Adjustable-rate loans are shown at the adjustment period date. Based on experience with such loans, partial or full repayment of a portion of the Corporation's commercial real estate loans prior to contractual maturity can be expected.

                                     WITHIN      ONE TO       OVER        TOTAL
                                    ONE YEAR   FIVE YEARS  FIVE YEARS  GROSS LOANS
                                    --------   ----------  ----------  -----------
                                                   (IN THOUSANDS)
Commercial real estate .........    $ 66,122    $ 93,544    $  3,488    $163,154
Commercial construction ........      13,075         545          --      13,620
Commercial loans ...............      19,074       3,447       1,205      23,726
                                    --------    --------    --------    --------
     Total .....................    $ 98,271    $ 97,536    $  4,693    $200,500
                                    ========    ========    ========    ========
Loans with adjustable rate .....                $ 79,797    $  2,464
Loans with fixed rate ..........                  17,539       2,229
                                                --------    --------
                                                $ 97,536    $  4,693
                                                ========    ========

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is 90 days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At December 31, 1998, there were four loans considered impaired and accruing interest totaling $710,000.

         Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status, increased to $638,000 at December 31, 1998 compared to $347,000 at December 31, 1997. There were no impaired loans included in these nonperforming loans at December 31, 1998. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by 90 days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at December 31 (dollars in thousands):

                                         1998     1997     1996      1995      1994
                                         ----     ----     ----      ----      ----
Accruing loans 90 days or more
  past due ..........................   $ 163    $  --    $   --    $  155    $   89
Nonaccrual loans ....................     475      347     2,712     4,084     3,244
                                        -----    -----    ------    ------    ------
Total nonperforming loans ...........   $ 638    $ 347    $2,712    $4,239    $3,333
                                        =====    =====    ======    ======    ======

Percentage of nonperforming loans to:
Total loans .........................    0.24%    0.14%     1.22%     1.96%     1.50%
                                        =====    =====    ======    ======    ======
Total assets ........................    0.16%    0.09%     0.76%     1.19%     0.96%
                                        =====    =====    ======    ======    ======

         In addition, at December 31, 1998 and 1997, the Corporation had $491,000 and $1,213,000, respectively, of loans past due 60 to 89 days and still accruing interest not included above. These loans are closely monitored by management and they are considered in reviews of the adequacy of the loan loss reserve.

         The Corporation's lending activities are conducted throughout eastern Massachusetts with emphasis in Essex County, Massachusetts and contiguous counties, including those in southern New Hampshire, although from time to time loans will be made outside of this area. The Bank makes single family, residential construction, condominium and multi-family residential loans; commercial real estate, commercial construction and commercial loans; and a variety of consumer loans. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrower's geographic area. The ability and willingness of commercial real estate, commercial construction and commercial loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector, the borrower's business/industrial sector and the general economy in the borrower's geographic area.

REAL ESTATE ACQUIRED BY FORECLOSURE

         Real estate acquired by foreclosure totaled $1.5 million at December 31, 1998 compared to $2.0 million at December 31, 1997. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loan or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land.

         The Corporation had a net gain of $2,000 on the sale of real estate acquired by foreclosure in the 1998 period compared to a write-down of $208,000 on real estate acquired by foreclosure, net of gains on sale, in the 1997 period. If conditions become unstable in the Massachusetts real estate market, losses and writedowns could occur as the Corporation reduces the book value of real estate to reflect likely realizable values.

         In summary, nonperforming assets are as follows at December 31, (in thousands):

                                   1998      1997      1996     1995      1994
                                   ----      ----      ----     ----      ----
Nonperforming loans ..........   $   638   $   347   $ 2,712   $ 4,239   $ 3,333
Loans foreclosed in sub-
 stance* .....................        --        --        --        --     1,454
Real estate acquired by
 foreclosure .................     1,450     2,010     2,230     3,092     6,900
                                 -------   -------   -------   -------   -------
Total nonperforming assets ...   $ 2,088   $ 2,357   $ 4,942   $ 7,331   $11,687
                                 =======   =======   =======   =======   =======

* Reported with loans after December 31, 1994 and with real estate acquired by foreclosure at December 31, 1994.

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the years ended December 31 (dollars in thousands):

                                                         1998        1997        1996        1995        1994
                                                       -------     -------     -------     -------     -------
Balance at beginning of period .....................   $ 4,066     $ 4,533     $ 4,533     $ 4,789     $ 5,942
                                                       -------     -------     -------     -------     -------
Losses charged to the allowance:
    Commercial .....................................        --          --          --          --        (108)
    Commercial mortgage and
       construction ................................        --        (344)       (143)       (113)       (647)
    Residential mortgage ...........................        --        (241)       (280)       (472)       (561)
    Consumer loans .................................       (98)        (23)        (33)        (31)        (16)
                                                       -------     -------     -------     -------     -------
                                                           (98)       (608)       (456)       (616)     (1,332)
                                                       -------     -------     -------     -------     -------

Loan recoveries:
    Commercial .....................................        24         116          61          79          94
    Commercial mortgage
    and construction ...............................        79         248         233         255         276
    Residential mortgage ...........................        23          75          30         161          85
    Consumer loans .................................        20          18          16          19          11
                                                       -------     -------     -------     -------     -------
                                                           146         457         340         514         466
                                                       -------     -------     -------     -------     -------
    Net (charge-offs) recoveries ...................        48        (151)       (116)       (102)       (866)
Provision for (recovery of) loan
    losses charged (credited)
    to expense .....................................       (91)       (316)        116        (154)       (287)
                                                       -------     -------     -------     -------     -------
Balance at end of period ...........................   $ 4,023     $ 4,066     $ 4,533     $ 4,533     $ 4,789
                                                       =======     =======     =======     =======     =======

Allowance to total loans
    at end of period ...............................      1.50%       1.69%       2.03%       2.09%       2.15%
                                                       =======     =======     =======     =======     =======

Allowance to nonperforming
    loans at end of period .........................     630.6%    1171.18%      167.1%      106.9%      143.7%
                                                       =======     =======     =======     =======     =======


Net (charge-offs) recoveries to
    Average loans outstanding ......................       .02%       (.07)%      (.05)%      (.27)%      (.39)%
                                                       =======     =======     =======     =======     =======

Allocation of ending balance:
    Commercial .....................................   $   298     $   295     $   218     $   116     $   202
    Commercial mortgage and
       construction ................................     2,917       2,752       3,099       2,940       2,854
    Residential mortgage ...........................       619         727         936       1,237       1,441
    Consumer loans .................................       189         292         280         240         292
                                                       -------     -------     -------     -------     -------
                                                       $ 4,023     $ 4,066     $ 4,533     $ 4,533     $ 4,789
                                                       =======     =======     =======     =======     =======
Percentage of loans in each category to total loans:
    Commercial .....................................       8.9%        9.2%        7.4%        3.9%        2.2%
    Commercial mortgage and
      construction .................................      66.3        60.5        53.0        46.4        39.4
    Residential mortgage ...........................      17.1        21.9        29.9        39.4        47.1
    Consumer loans .................................       7.7         8.4         9.7        10.3        11.3
                                                       -------     -------     -------     -------     -------
                                                         100.0%      100.0%      100.0%      100.0%      100.0%
                                                       =======     =======     =======     =======     =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $710,000 of impaired loans, of which $454,000 is measured using the present value method and $256,000 using the fair value method, is $118,000.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At December 31, 1998 there were no legal claims against the Corporation.

         The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations of interest rates. These financial instruments include commitments to originate loans, unused lines of credit, standby letters of credit, recourse arrangements on sold assets and forward commitments to sell loans. The financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. (See "Asset/Liability Management" in this section and note 11 in the Notes to Consolidated Financial Statements.)

PROPERTIES

         The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly. At December 31, 1998, management believes that the Bank's existing properties are adequate for the conduct of its business.

         The following table sets forth certain information relating to the Bank's offices as of December 31, 1998:

                                                    OWNED      LEASE      LEASE
                                         YEAR        OR     EXPIRATION   RENEWAL
             OFFICE LOCATION            OPENED     LEASED      DATE      OPTION
             ---------------            ------     ------      ----      ------
Peabody Square
  10 Main Street ..................      1854      Owned        --         --
Northshore Shopping Center ........      1958      Leased      2000        Yes
West Peabody
  Russell and Lowell Street .......      1971      Leased      2003        No*
South Peabody
  Lynn Street .....................      1979      Owned        --          --
Beverly
  175 Cabot Street ................      1867      Owned        --          --
North Beverly
  55 Dodge Street .................      1968      Leased      2006         No

* BANK HAS OPTION TO PURCHASE

OTHER ASSETS

         Included in other assets at December 31, 1998 and December 31, 1997 are $1,388,000 and $742,000, respectively, of deferred income taxes receivable. Also included in other assets was a current income tax receivable of $139,000 at December 31, 1998 compared to $547,000 at December 31, 1997.

LIABILITIES

         Year-end deposit levels increased to $347.0 million at December 31, 1998 from $325.3 million at December 31, 1997. This increase took place primarily in time, NOW, and money market deposits and was partially offset by a decrease in regular savings and non-interest bearing deposits.

         AVERAGE DEPOSITS. The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31 (dollars in thousands):

                                      1998               1997               1996
                                      ----               ----               ----
                                 AMOUNT    COST     AMOUNT    COST     AMOUNT    COST
                                 ------    ----     ------    ----     ------    ----
Non-interest bearing..........  $ 15,508      -%   $ 15,977      -%   $ 15,211      -%
NOW accounts..................    35,496   0.70      32,242   0.76      31,366   0.96
Savings.......................   130,370   2.66     129,585   2.60     132,130   2.52
Time..........................   148,437   5.47     139,507   5.48     134,091   5.60
                                --------           --------           --------
      Total deposits..........  $329,811   3.59%   $317,311   3.54%   $312,798   3.56%
                                ========           ========           ========

         Federal Home Loan Bank of Boston advances were $2,671,000 at December 31, 1998 and $671,000 at December 31, 1997. Securities sold under agreement to repurchase were $5.0 million at December 31, 1998 and $2.2 million at December 31, 1997.

         INCOME YIELD AND COST OF FUNDS ANALYSIS. The table below sets forth information concerning the Corporation's average balances, interest income and expense, and yield information for the three years shown. Average loan balances include nonaccruing loans. The yields on investments are calculated on a fully taxable-equivalent basis using a federal tax rate of 34%.

                                                          YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------
                                        1998                         1997                         1996
                             ----------------------------------------------------------------------------------
                             AVERAGE            YIELD/    AVERAGE            YIELD/    AVERAGE            YIELD/
                             BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE     BALANCE  INTEREST   RATE
                             -------  --------   ----     -------  --------   ----     -------  --------   ----
                                                          (DOLLARS IN THOUSANDS)
  Loans .................   $250,992   $22,434   8.94%   $229,889   $21,248   9.24%   $220,847   $20,237   9.17%
  Investments ...........     86,417     5,048   6.02      76,476     4,499   6.13      71,325     4,311   6.25
  Mortgage-backed
   securities ...........     24,781     1,771   7.15      38,159     2,792    7.32     45,327     3,233   7.13
                            --------   -------           --------   -------           --------   -------
     Total interest-
       earning assets ...    362,190    29,253   8.12%    344,524    28,539    8.34%   337,499    27,781   8.28%
Non-interest earning
  assets ................     14,777                       15,130                       15,212
                            --------                     --------                     --------
Total assets ............   $376,967                     $359,654                     $352,711
                            ========                     ========                     ========
Interest-bearing
  liabilities:
  Deposits ..............   $314,303    11,833   3.76%   $301,334    11,258    3.74%  $297,587    11,147   3.75%
  Borrowings ............      6,203       227   3.66       4,525       146    3.23      6,690       322   4.80
                            --------   -------           --------   -------           --------   -------
   Total interest-
    bearing liabilities .    320,506    12,060   3.76     305,589    11,404    3.73    304,277    11,469   3.77
Non-interest bearing
  deposits ..............     15,508                       15,977                       15,211
                            --------                     --------                     --------
Total deposits and
  borrowed funds ........    336,014             3.59     321,836              3.54    319,488             3.59

Non-interest bearing
  liabilities ...........      1,029                          463                          936
Stockholders' equity ....     39,924                       37,355                       32,287
                            --------                     --------                     --------
    Total liabilities
      and stockholders'
      equity ............   $376,967                     $359,654                     $352,711
                            ========                     ========                     ========
Net interest income .....              $17,193                      $17,135                      $16,312
                                       =======                      =======                      =======
Weighted average
  rate spread ...........                        4.53%                         4.80%                       4.69%

Net yield on average
  earning assets ........                        4.79%                         5.03%                       4.88%

         RATE/VOLUME ANALYSIS. The following table sets forth information concerning the Bank's interest and dividend income, interest expense and net interest income changes for the years listed.

                                                             YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------
                                       1998 COMPARED TO 1997                    1997 COMPARED TO 1996
                                   ---------------------------------    ----------------------------------
                                          INCREASE (DECREASE)                  INCREASE (DECREASE)
                                   ---------------------------------    ----------------------------------
                                               DUE TO                               DUE TO
                                   ---------------------------------    ----------------------------------
                                                     AVERAGE                             AVERAGE
                                                      RATE/                               RATE/
                                   VOLUME     RATE   VOLUME    TOTAL    VOLUME     RATE   VOLUME    TOTAL
                                   ------     ----   ------    -----    ------     ----   ------    -----
                                                            (IN THOUSANDS)
Interest and dividend income:
  Investments ..................   $  609    $ (81)   $ 21    $   549    $ 312    $(115)   $ (9)   $  188
  Mortgage-backed securities ...     (978)     (65)     22     (1,021)    (510)      83     (14)     (441)
  Loans ........................    1,950     (700)    (64)     1,186      829      175       7     1,011
                                   ------    -----    ----    -------    -----    -----    ----    ------
     Total interest and dividend
        income .................    1,581     (846)    (21)       714      631      143     (16)      758

Interest expense:
  Deposits:
   N.O.W .......................       25      (18)     (2)         5        9      (64)     (2)      (57)
   Savings .....................       20       81      (2)       102      (64)      98      (2)
                                                                                                       32
   Time ........................      489      (20)     (1)       468      304     (162)     (7)      135
  Borrowings ...................       54       20       7         81     (104)    (105)     34      (175)
                                   ------    -----    ----    -------    -----    -----    ----    ------
      Total interest expense ...      588      (63)      5        656      145     (233)     23       (65)
                                   ------    -----    ----    -------    -----    -----    ----    ------
Net interest income ............   $  993    $(909)   $(26)   $    58    $ 486    $ 376    $(39)   $  823
                                   ======    =====    ====    =======    =====    =====    ====    ======

BUSINESS SEGMENTS

         For internal reporting, planning and business purposes, the Corporation segments its operations into distinct business groups. An individual business group's profit contribution to the Corporation as a whole is determined based upon the Corporation's profitability reporting system which assigns capital and other balance sheet items and income statement items to each of the business groups. This segmentation mirrors the Corporation's organizational structure. Management accounting policies are in place for assigning revenues and expenses that are not directly incurred by the business groups, such as overhead, the results of asset allocations, and transfer revenues and expenses. Accordingly, the Corporation's business-segment operating results will differ with other similar information published by other financial institutions. In addition, management accounting concepts are periodically refined and results may change to reflect these refinements.

         On January 1 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. The adoption of SFAS No. 131 had no effect on the Corporation's primary financial statements, but did result in the disclosure of segment information contained herein.

         The Corporation has identified its reportable operating business segments as the Corporate Banking Business and the Personal Banking Business. A description of each reportable business segment is discussed below:

         CORPORATE BANKING

         The Corporate Banking Business provides services to business customers in the Corporation's market area. These services include, but are not limited to, commercial real estate and construction loans, asset-based financing and cash management/deposit services. It services all loans in its business.

         PERSONAL BANKING

         The Personal Banking Group provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. This business purchases adjustable-rate mortgage loans from another business group and services all loans in its business.

         Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of mortgage loans and securities.

         Specific reportable segment information as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                          YEAR ENDED DECEMBER 31, 1998

                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING        OTHER        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Interest income - external         $ 18,029       $ 10,756       $   468                            $ 29,253

Interest income - internal                -          8,746            12         $(8,758)                  -

Interest expense - external           1,037         10,923           100                              12,060

Interest expense - internal           8,454            761          (457)         (8,758)                  -

Fee and other income                    171            763           509                               1,443

Income tax expense
  (benefit)                           2,569            787          (632)                              2,724

Net income                            3,848          1,939           117                               5,904

Total assets                        221,900        162,500        12,700                             397,100

Total loans                         200,400         66,100         1,200                             267,700

Total deposits                       37,300        307,700         2,000                             347,000

                          YEAR ENDED DECEMBER 31, 1997

                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING        OTHER        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Interest income - external         $ 15,101       $ 12,913       $  525                             $ 28,539

Interest income - internal                -          7,248           25          $(7,273)                  -

Interest expense - external             665         10,595          144                               11,404

Interest expense - internal           7,128            300         (155)          (7,273)                  -

Fee and other income                    134          2,354*         851                                3,339

Income tax expense
  (benefit)                           2,377          2,067         (796)                               3,648

Net income                            3,476          3,832          (23)                               7,285

Total assets                        186,100        169,700        15,200                             371,000

Total loans                         167,900         73,100         1,000                             242,000

Total deposits                       28,600        294,700         2,000                             325,300

* Includes a gain on sale of mortgage servicing rights of $1,436,000.


                          YEAR ENDED DECEMBER 31, 1996

                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING        OTHER        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Interest income - external         $ 12,906       $ 14,310       $   565                            $ 27,781

Interest income - internal                -          6,780           (45)        $(6,735)                  -

Interest expense - external             488         10,639           342                              11,469

Interest expense - internal           6,409            900          (574)         (6,735)                  -

Fee and other income                    185            808         1,156                               2,149

Income tax expense
  (benefit)                           1,622          1,835        (1,489)                              1,968

Net income                            2,494          2,851         1,264                               6,609

Total assets                        151,600        193,400        14,000                             359,000

Total loans                         135,300         88,400         2,100                             225,800

Total deposits                       21,000        293,900         1,500                             316,400

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

GENERAL

         The Corporation recorded a profit for the 1998 period of $5.9 million compared to a profit for the 1997 period of $7.3 million. The 1997 period profit included after-tax gains of $1.1 million from the sale of rights to service residential mortgage loans and $109,000 from the termination of the Bank's defined-benefit pension plan.

         Net interest income for the 1998 and 1997 periods was $17.2 million and $17.1 million, respectively. The weighted average interest-rate spread for the 1998 period was 4.53% compared to 4.80% for the 1997 period. The net yield on average earning assets was 4.79% for the 1998 period and 5.03% for the 1997 period. The return on average assets and the return on average stockholders' equity were 1.57% and 14.79%, respectively, for the 1998 period compared to 2.02% and 19.50%, respectively, for the 1997 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $29.3 million for the 1998 period from $28.5 million for the 1997 period. Interest on loans increased to $22.4 million for the 1998 period from $21.2 million for the 1997 period due to average loans outstanding increasing in the 1998 period despite a decrease in the average loan yield to 8.94% for the 1998 period compared to 9.24% for the 1997 period. Interest and dividends on investments was $5.0 and $4.5 million for the 1998 and 1997 periods, respectively. This increase is attributable to an increase in the average amount of investments held partially offset by a decrease in the average yield on investments to 6.02% for the 1998 period from 6.13% for the 1997 period. Mortgage-backed securities income decreased to $1.8 million in the 1998 period from $2.8 million in the 1997 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.15% for the 1998 period compared to 7.32% in the 1997 period.

INTEREST EXPENSE

         Interest on deposits increased to $11.8 million for the 1998 period from $11.3 million for the 1997 period. This increase was related to an increase in the average cost of deposits to 3.76% for the 1998 period from 3.74% for the 1997 period and an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $227,000 in the 1998 period from $146,000 for the 1997 period. This increase is primarily related to an increase in borrowed funds and the average cost of borrowings increasing to 3.66% for the 1998 period from 3.23% for the 1997 period.

NON-INTEREST INCOME

         Total non-interest income for the 1998 period was $1.4 million compared to $3.3 million for the 1997 period. The 1997 period included a pre-tax gain from the sale of $209 million of mortgage servicing rights of $1.4 million and a $538,000 gain from the Bank's termination of its defined-benefit pension plan. The gain from the sale of mortgage loans was $343,000 in the 1998 period compared to $181,000 in the 1997 period. Loan servicing fees were $20,000 for the 1998 period compared to $129,000 in the 1997 period. This decrease is mainly due to a reduction in the amount of loans serviced for others as the result of the sale of the above-mentioned mortgage servicing rights. The gain from the sale of investment securities was $188,000 for the 1998 period compared to $140,000 in the 1997 period.

NON-INTEREST EXPENSE

         Total non-interest expense was $10.1 million in the 1998 period and $9.9 million in the 1997 period. Salary and employee benefits was $6.0 million in the 1998 period and $5.8 million for the 1997 period. Real estate operations expense decreased to $65,000 in the 1998 period compared to $409,000 in the 1997 period mainly due to a writedown in the value of real estate owned through foreclosure occurring in the 1997 period. Increases in marketing expense to $287,000 in the 1998 period from $241,000 in the 1997 period were incurred. Other expenses increased to $1.9 million in the 1998 period from $1.6 million in the 1997 period.

INCOME TAX EXPENSE

         Income tax expense for the 1998 period was $2.7 million compared to $3.6 million for the 1997 period. During the 1998 period the Corporation recorded a benefit of $200,000 as a result of a settlement with the IRS in certain tax matters. As a result of certain capital gains in the 1997 period, the Corporation was able to recognize a tax benefit in the amount of $279,000 from capital losses of prior periods during that period.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

GENERAL

         The Corporation recorded a profit for the 1997 period of $7.3 million compared to a profit for the 1996 period of $6.6 million, primarily due to gains from the sales of rights to service mortgage loans, a gain from the termination of pension plan, an increase in net interest income and a decrease in the provision for loan loss to a recovery. Income before taxes was $10.9 million for the 1997 period compared to $8.6 million in the 1996 period.

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

INCOME TAX EXPENSE

         Income tax expense for the 1997 period was $3.6 million compared to $2.0 million for the 1996 period. As a result of certain capital gains in the 1997 period, the Corporation was able to recognize a tax benefit in the amount of $279,000 from capital losses of prior periods during that period. In the 1996 period the Corporation recognized a tax credit of $400,000 in connection with an IRS audit and a one-time tax benefit of $885,000 based on the Corporation's analysis of the "Fresh Start" provision of the Small Business Job Protection Act of 1996.

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

MARKET AREA

         The Corporation's primary business and market area are the same as the Bank's business and market area. The Bank's primary market area is centered in Peabody (where its main office is located) and Beverly, Massachusetts, both approximately 18 miles north of Boston, and includes the other cities and towns of Essex County, Massachusetts. However, the Bank will make loans and provide services to customers throughout eastern Massachusetts and parts of southern New Hampshire. The population of Essex County increased to 690,000 in 1997 from 670,000 in 1990, and median family income in 1996 was $58,700. In addition, the unemployment rate in December 1998 in the Boston labor market was 2.6% compared to 2.9% in Massachusetts and 4.7% in the United States. This compares to 3.2%, 3.9% and 4.7% in December 1997 for the Boston labor market, Massachusetts and the United States, respectively.

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

         In attracting deposits, the Bank's primary competitors are thrift institutions, commercial banks, money market funds, credit unions and the capital markets. Competition for deposits comes not only from local institutions, but from those located in the Boston metropolitan market, through branching networks, proximity to the work place and the general reach of the mass media (particularly newspapers and the internet). The Bank competes for deposits primarily on the basis of interest rate paid, scope of services provided, convenience and quality of customer service. In order to appeal to customers and attract depositors, the Bank plans to continue to offer a wide range of high quality customer services, professional staff, and convenient offices and hours, in addition to paying competitive rates on deposits.

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

         At December 31, 1998, the Bank had 149 employees, 34 of whom were part-time. None of the employees of the Bank are represented by a collective bargaining group, and management considers its relations and communications with employees to be satisfactory.

BANK SUBSIDIARIES AND OTHER ACTIVITIES

         The Bank has five wholly owned subsidiaries. Those with significant activity include:

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         Information pertaining to directors and executive officers is set forth under "Election of a Class of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 5, 1999 and is incorporated herein by reference.

EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is set forth under "Executive Compensation" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 5, 1999 and is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of management and beneficial owners of more than five percent of the Corporation's common stock is set forth under "Beneficial Ownership of Common Stock" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 5, 1999 and is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 5, 1999 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                  PAGES
                                                                                  -----
Reports of Independent Public Accountants.......................................  29-30

Consolidated Balance Sheets at December 31, 1998 and December 31, 1997..........     31

Consolidated Statements of Operations for the year ended
  December 31, 1998, 1997 and 1996..............................................     32

Consolidated Statements of Changes in Stockholders' Equity for the year ended
  December 31, 1998, 1997 and 1996..............................................     34

Consolidated Statements of Cash Flows for the year ended
  December 31, 1998, 1997 and 1996..............................................     34

Notes to Consolidated Financial Statements......................................  35-69

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Warren Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of Warren Bancorp, Inc. and subsidiaries (collectively, the Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 19, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Warren Bancorp, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Warren Bancorp, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                             KPMG LLP


Boston, Massachusetts
January 23, 1997

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          December 31,   December 31,
                                                                                             1998            1997
                                                                                          ------------   ------------
ASSETS
Cash and due from banks (non-interest bearing) (note 11)                                       $7,497         $7,191
Money market funds and overnight investments (note 2)                                           4,542          6,288
Investment and mortgage-backed securities available for sale (amortized cost of
  $102,055 at December 31, 1998, and $99,496 at December 31, 1997) (notes 2 and 7)            103,294        101,698
Other investments (fair value of $6,784 at December 31, 1998 and $6,534 at
  December 31, 1997) (note 2)                                                                   6,544          6,294
Loans held for sale                                                                             1,192          1,031
Loans (notes 3 and 11)                                                                        266,475        240,763
Allowance for loan losses (note 3)                                                             (4,023)        (4,066)
                                                                                             --------       --------
 Net loans                                                                                    262,452        236,697
Banking premises and equipment, net (note 4)                                                    5,004          4,785
Accrued interest receivable                                                                     2,803          2,790
Real estate acquired by foreclosure                                                             1,450          2,010
Other assets (notes 3 and 8)                                                                    2,287          2,209
                                                                                             --------       --------
 Total assets                                                                                $397,065       $370,993
                                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits (note 6)                                                                           $347,012       $325,293
 Borrowed funds (note 7)                                                                        7,674          2,926
 Escrow deposits of borrowers                                                                   1,065          1,005
 Accrued interest payable                                                                         589            812
 Accrued expenses and other liabilities (note 8)                                                  804            929
                                                                                             --------       --------
  Total liabilities                                                                           357,144        330,965
                                                                                             --------       --------

Commitments and contingencies (notes 4 and 11)

Stockholders' equity: (notes 9 and 10)
 Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
  Issued and outstanding - none                                                                     -              -
 Common stock $.10 par value; Authorized - 20,000,000 shares;
 Issued - 8,094,414 shares at December 31, 1998 and 7,808,194 shares at
  December 31, 1997
 Outstanding - 7,826,691 shares at December 31, 1998 and 7,612,194 shares at
  December 31, 1997                                                                               809            780
 Additional paid-in capital                                                                    35,710         34,724
 Retained earnings                                                                              4,516          4,282
 Treasury stock, at cost, 267,723 shares at December 31, 1998 and 196,000 shares at
  December 31, 1997                                                                            (1,913)        (1,174)
                                                                                             --------       --------
                                                                                               39,122         38,612
 Unrealized gain on securities available for sale, net of income taxes(note 2)                    799          1,416
                                                                                             --------       --------
  Total stockholders' equity                                                                   39,921         40,028
                                                                                             --------       --------
  Total liabilities and stockholders' equity                                                 $397,065       $370,993
                                                                                             ========       ========

          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1998       1997      1996
                                                             ----       ----      ----
                                                       (In thousands, except per-share data)
Interest and dividend income:
 Interest on loans                                          $22,434   $21,248   $20,237
 Interest and dividends on investments                        5,048     4,499     4,311
 Interest on mortgage-backed securities                       1,771     2,792     3,233
                                                            -------   -------   -------

Total interest and dividend income                           29,253    28,539    27,781
                                                            -------   -------   -------

Interest expense:
 Interest on deposits                                        11,833    11,258    11,147
 Interest on borrowed funds                                     227       146       322
                                                            -------   -------   -------

  Total interest expense                                     12,060    11,404    11,469
                                                            -------   -------   -------

  Net interest income                                        17,193    17,135    16,312
Provision for (recovery of) loan losses (note 3)                (91)     (316)      116
                                                            -------   -------   -------
  Net interest income after provision for (recovery of)
   loan losses                                               17,284    17,451    16,196
                                                            -------   -------   -------

Non-interest income:
 Loan servicing fees                                             20       129       613
 Customer service fees                                          879       906       987
 Gains on sales of investment securities, net (note 2)          188       140       250
 Write-down of securities due to other-than-temporary
  decline in value (note 2)                                       -         -       (25)
 Gains on sales of mortgage servicing rights                      -     1,436         -
 Gains on sales of mortgage loans                               343       181       318
 Gain from termination of pension plan (note 10)                  -       538         -
 Other                                                           13         9         6
                                                            -------   -------   -------
  Total non-interest income                                   1,443     3,339     2,149
                                                            -------   -------   -------

Non-interest expenses:
 Salaries and employee benefits (note 10)                     5,999     5,753     5,992
 Office occupancy and equipment                               1,178     1,147     1,080
 Professional services                                          219       234       315
 Marketing                                                      287       241       201
 Real estate operations                                          65       409       180
 Outside data processing                                        491       488       436
 Other                                                        1,860     1,585     1,564
                                                            -------   -------   -------

  Total non-interest expenses                                10,099     9,857     9,768
                                                            -------   -------   -------

   Income before income taxes                                 8,628    10,993     8,577
Income tax expense (note 8)                                   2,724     3,648     1,968
                                                            -------   -------   -------

  Net income                                                 $5,904    $7,285    $6,609
                                                            =======   =======   =======

  Basic earnings per share (note 5)                           $0.75     $0.96     $0.90
                                                            =======   =======   =======

  Diluted earnings per share (note 5)                         $0.72     $0.91     $0.84
                                                            =======   =======   =======

          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                UNREALIZED
                                                                                                  GAIN ON
                                                                           ADDITIONAL            SECURITIES
                                                  COMPREHENSIVE  COMMON     PAID-IN  RETAINED  AVAILABLE FOR  TREASURY
                                                     INCOME      STOCK      CAPITAL  EARNINGS    SALE, NET     STOCK     TOTAL
                                                  -------------  ------    --------- --------  -------------  --------   -----
                                                                             (Dollars in thousands)
Balance at December 31, 1995                                      $728     $33,547   $(4,401)     $1,364      $      -  $31,238

 Comprehensive income:
 Net income                                          $6,609          -           -     6,609           -             -    6,609
                                                     ------
 Other comprehensive income:
 Unrealized loss on securities
  available for sale, net of taxes                     (789)
 Less: Reclassification adjustment for
  securities gains, net of tax expense of $87
  included in net income                                163
                                                     ------
Total other comprehensive income                       (626)         -           -         -        (626)            -     (626)
                                                     ------
Comprehensive income                                 $5,983
                                                     ======
Purchase of treasury stock (196,000 shares)               -          -           -         -           -        (1,174)  (1,174)

Dividends paid                                            -          -           -    (1,948)          -             -   (1,948)

Issuance of 244,050 shares for exercise
  of options                                                        24         322         -           -             -      346
                                                                ------      ------    ------      ------        ------   ------
Balance at December 31,1996                                        752      33,869       260         738        (1,174)  34,445


Comprehensive income:
Net income                                           $7,285          -           -     7,285           -             -    7,285
                                                     ------
Other comprehensive income:
Unrealized gain on securities
  for sale, net of taxes                                587
Less: Reclassification adjustment for
  securities gains, net of tax expense of $49,
  included in net income                                 91
                                                     ------
Total other comprehensive income                        678          -           -                   678             -      678

                                                     ------
Comprehensive income                                 $7,963
                                                     ======
Dividends paid                                                       -           -    (3,263)          -             -   (3,263)

Tax benefit of stock options exercised                               -         144         -           -             -      144

Issuance of 289,060 shares for exercise
  of options                                                        28         711         -           -             -      739
                                                                ------      ------    ------      ------        ------   ------
Balance at December 31, 1997                                       780      34,724     4,282       1,416        (1,174)  40,028


Comprehensive income:
Net income                                           $5,904          -           -     5,904           -             -    5,904
                                                     ------
Other comprehensive income:
Unrealized loss on securities
  available for sale, net of taxes                     (739)
Less: Reclassification adjustment for
  securities gains, net of tax expense of $66,
  included in net income                                122
                                                     ------
Total other comprehensive income                       (617)         -           -         -        (617)            -     (617)

Comprehensive income                                 $5,287
                                                     ------
Purchase of treasury stock (102,523 shares)                          -           -         -           -          (928)    (928)

Dividends paid                                                       -           -    (5,670)          -             -   (5,670)

Tax benefit of stock options exercised                               -         106         -           -             -      106

Issuance of 286,220 common shares
  for exercise of options                                           29         880         -           -           189    1,098
                                                                ------      ------    ------      ------        ------   ------
Balance at December 31, 1998                                      $809     $35,710    $4,516        $799       $(1,913) $39,921
                                                                ======      ======    ======      ======        ======   ======



          See accompanying notes to consolidated financial statements

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------
                                                                                   1998            1997            1996
                                                                                 --------        --------        --------
                                                                                              (In thousands)
Net income                                                                         $5,904          $7,285          $6,609

Adjustments to reconcile net income to net cash provided by operating activities:

 Provision for (recovery of) loan losses                                              (91)           (316)            116
 Depreciation and amortization                                                        594             592             570
 Deferred income tax (benefit)                                                       (291)           (210)           (391)
 Amortization of premiums, fees and discounts                                         680             420              54
 (Gains) on sale of investment securities                                            (188)           (140)           (250)
 Write-down of securities due to other-than-temporary decline in
  value                                                                                 -               -              25
 (Gains) on sales of mortgage loans                                                  (343)           (181)           (318)
 Write-down of real estate acquired by foreclosure                                      -             210             138
 (Gains) on sale of real estate acquired by foreclosure                               (18)             (2)           (139)
 (Increase) decrease in loans held for sale                                          (161)          1,972            (194)
 (Increase) in accrued interest receivable                                            (13)           (130)           (261)
 (Increase) decrease in other assets                                                  560           1,697            (217)
 Increase (decrease) in accrued interest payable                                     (223)            180              44
 Increase (decrease) in other liabilities and escrow deposits                         (65)           (650)            774
                                                                                 --------        --------        --------

    Net cash provided by operating activities                                       6,345          10,727           6,560
                                                                                 --------        --------        --------

Cash flows from investing activities:
 Net (increase) decrease in money market funds and overnight
  investments                                                                       1,746             445          (1,433)
 Purchase of investment securities available for sale                             (52,957)        (55,112)        (46,347)
 Purchase of mortgage-backed securities available for sale                              -               -          (1,911)
 Proceeds from sales of investment securities available for sale                    2,796           8,987          14,308
 Proceeds from maturities of investment securities available for sale              37,127          38,274          26,802
 Proceeds from sales of mortgage-backed securities available for sale                   -           5,721               -
 Proceeds from payments of mortgage-backed securities available for sale            9,732           8,443          10,381
 Proceeds from sales of real estate acquired by foreclosure                           735             574           1,579
 Net (increase) in loans                                                          (25,432)        (20,352)         (8,835)
 Purchase of premises and equipment                                                  (813)           (773)           (417)
                                                                                 --------        --------        --------

    Net cash (used in) investing activities                                      $(27,066)       $(13,793)        $(5,873)

Cash flows from financing activities:
 Net increase in deposits                                                          21,719           8,927           1,516
 Proceeds from Federal Home Loan Bank advances                                      2,000             630           1,045
 Principal payments on Federal Home Loan Bank advances                                  -          (2,674)         (4,133)
 Net increase in other borrowed funds                                               2,808              43             647
 Dividends paid                                                                    (5,670)         (3,263)         (1,948)
 Purchase of treasury stock                                                          (928)              -          (1,174)
 Stock options exercised                                                            1,098             739             346
                                                                                ---------       ---------       ---------

   Net cash provided by (used in) financing activities                             21,027           4,402          (3,701)
                                                                                ---------       ---------       ---------

 Net increase (decrease) in cash and due from banks                                   306           1,336          (3,014)
 Cash and due from banks at beginning of year                                       7,191           5,855           8,869
                                                                                ---------       ---------       ---------


 Cash and due from banks at end of year                                            $7,497          $7,191          $5,855
                                                                                =========       =========       =========
 Cash paid during the year for:
   Interest                                                                       $12,283         $11,224         $11,425
   Income taxes                                                                    $2,733          $3,924          $2,568

 Supplemental noncash investing and financing activities:

   Foreclosures on real estate                                                       $158            $602            $719
   Securitization of loans to mortgage-backed securities                               $-          $1,903          $2,171



          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

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

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Warren Five Cents Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Northbank Realty, Inc., Northbank Financial Corporation, Hannah Investments, Inc., Warren Securities Corporation II and Peabody Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1997 and 1996 have been reclassified to conform with the 1998 presentation. Share data has been retroactively restated to reflect the effect of a 2-for-1 stock split which occurred on May 12, 1998.

LOANS HELD FOR SALE AND SALES OF LOANS

         Loans held for sale are stated at the lower of aggregate cost or fair value. The fair value of loans held for sale is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         When loans are sold, a gain or loss is recognized to the extent that the sale proceeds exceed or are less than their carrying values. Gains and losses are determined using the specific identification method. In years prior to 1997, the Corporation retained servicing on residential mortgage loans sold, and gains and losses resulting from the sale of loans with servicing retained were adjusted to recognize the present value of differences between the weighted average interest rate on the loans sold, adjusted for a normal servicing fee and guaranty fees, and the agreed yield to the buyer. The resulting excess mortgage servicing rights were amortized as a reduction of servicing fee income, using the effective interest method over the estimated remaining lives of the loans. Actual prepayment experience was reviewed periodically and adjustments were made when appropriate.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

         SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and was applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until after December 31, 1997. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 127 in 1998 did not have an impact on the Corporation's financial position, results of operations or liquidity.

COMPREHENSIVE INCOME

         In 1998, the Corporation adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. Pursuant to this rule, the "Consolidated Statements of Changes in Stockholders' Equity" now includes a new measure called "Comprehensive Income", which includes net income as well as certain items that are reported separately as other comprehensive income. Currently, the Corporation's only component of Other Comprehensive Income is its unrealized gains (losses) on securities available for sale.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

         The Corporation adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. The provisions of this Statement require disclosure of financial and descriptive information about an enterprise's operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and expense. A segment is further defined as a business component for which separate financial information is available and whose operating results are reviewed by the chief operating decision-maker in performance assessment and resource allocation. Because the Corporation is managed using distinct operating segments, this statement is effective and has been adopted for the Corporation's financial statements in 1998.

NEW PRONOUNCEMENTS

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The statement requires that changes in the derivative's fair value be recognized unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999, and earlier adoption is permitted. Management does not expect adoption of this statement to have a material effect on the Corporation's financial position, results of operations or liquidity.

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Investment and mortgage-backed securities at December 31, 1998 and 1997 are as follows:

                                                                          GROSS             GROSS
                                                   AMORTIZED           UNREALIZED        UNREALIZED        FAIR
                                                     COST                 GAINS            LOSSES          VALUE
                                                     ----                 -----            ------          -----
                                                                              (IN THOUSANDS)
1998

Money market funds and overnight
   investments..............................       $     4,542       $         -       $        -        $    4,542
                                                   -----------       ----------        ---------         ----------

AVAILABLE FOR SALE

Fixed income mutual funds...................            28,706               590                -            29,296
FNMA mortgage-backed securities.............            14,454               418               (1)           14,871
GNMA mortgage-backed securities.............             5,534                28               (3)            5,559
U.S. Government and related
 obligations................................             2,510                13                -             2,523
Corporate notes.............................            43,541                39              (41)           43,539
Preferred stock.............................             7,310               248              (52)            7,506
                                                   -----------       ----------        ---------         ----------

                                                       102,055             1,336              (97)          103,294
                                                   -----------       ----------        ---------         ----------

OTHER

Foreign government bonds
 held to maturity...........................               750                 -                -               750
Stock in Federal Home Loan Bank
  of Boston.................................             4,110                 -                -             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108                 -                -               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576               240                -             1,816
                                                   -----------       ----------        ---------         ----------
                                                         6,544               240                -             6,784
                                                   -----------       ----------        ---------         ----------
                                                   $   113,141       $    1,576        $     (97)        $  114,620
                                                   ===========       ==========        =========         ==========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


                                                                          GROSS             GROSS
                                                  AMORTIZED            UNREALIZED        UNREALIZED        FAIR
                                                     COST                 GAINS            LOSSES          VALUE
                                                     ----                 -----            ------          -----
                                                                              (IN THOUSANDS)
1997

Money market funds and overnight
   investments..............................       $     6,288       $         -       $        -        $    6,288
                                                   -----------       ----------        ---------         ----------

AVAILABLE FOR SALE

Fixed income mutual funds...................            19,009               578               (1)           19,586
FNMA mortgage-backed securities.............            22,537               881                -            23,418
GNMA mortgage-backed securities.............             7,209                 -              (48)            7,161
U.S. Government and related
 obligations................................            10,536                 4               (4)           10,536
Corporate notes.............................            32,286                 5              (49)           32,242
Preferred stock.............................             7,901               772                -             8,673
Common stock................................                18                64                -               82
                                                   -----------       ----------        ---------         ----------

                                                        99,496             2,304             (102)          101,698
                                                   -----------       ----------        ---------         ----------

OTHER

Foreign government bonds
 held to maturity...........................               500                 -                -               500
Stock in Federal Home Loan Bank
  of Boston.................................             4,110                 -                -             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108                 -                -               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576               240                -             1,816
                                                   -----------       ----------        ---------         ----------
                                                         6,294               240                -             6,534
                                                   -----------       ----------        ---------         ----------
                                                   $   112,078       $    2,544        $    (102)        $ 114,520
                                                   ===========       ==========        =========         ==========

         In 1997, proceeds from sales of mortgage-backed securities amounted to $5,721,000 and realized losses on such sales were $98,000. There were no sales of mortgage-backed securities in 1998 and 1996 and there were no sales of other types of debt securities in 1998, 1997 and 1996.

         Proceeds from the sales of equity securities were $2,796,000, $8,987,000 and $14,301,000 in 1998, 1997 and 1996, respectively. Realized gains on sales of equity securities were $188,000, $217,000 and $405,000 in 1998, 1997 and 1996, respectively. Realized losses on sales of equity

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)

securities were $155,000 in 1996. There were no realized losses on sales of equity securities in 1998 or 1997.

         Writedowns due to impairment in value of investment securities were $25,000 in 1996.

         Mortgage-backed securities with an amortized cost and fair value of $4,256,000 and $4,372,000, respectively, at December 31, 1998 and $6,751,000 and
$7,021,000, respectively, at December 31, 1997 were pledged to secure securities sold under agreements to repurchase.

         The following table presents a maturity distribution of the amortized cost and fair value of the debt securities portfolio as of December 31, 1998. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate, mortgage-backed security amortization and prepayments.

                                                          AFTER        AFTER
                                                           ONE         FIVE
                                                           BUT          BUT
                                             WITHIN      WITHIN       WITHIN     AFTER
                                               ONE        FIVE          TEN       TEN
                                              YEAR        YEARS        YEARS     YEARS        TOTAL
                                              ----        -----        -----     -----        -----
                                                                  (IN THOUSANDS)
AVAILABLE FOR SALE

Amortized cost.........................     $57,394      $11,933      $1,254   $       -      $70,581
                                            =======      =======      ======   ========       =======

Fair value.............................     $57,780      $11,994      $1,260   $      -       $71,034
                                            =======      =======      ======   ========       =======


OTHER (HELD TO MATURITY)

Amortized cost.........................        $  -         $250        $250        $250         $750
                                               ====          ====        ====        ====         ====

Fair value.............................       $   -         $250        $250        $250         $750
                                               ====          ====        ====        ====         ====

         The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLBB"), is required to invest in $100 par value stock in the amount of one percent of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever is higher. As and when such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(3) LOANS

         Loans at December 31 are summarized as follows:

                                                      1998              1997
                                                      ----              ----
                                                        (IN THOUSANDS)
Residential mortgage:
    Adjustable-rate ........................        $  40,895         $  46,255
    Fixed-rate .............................            4,763             6,452
                                                    ---------         ---------
                                                       45,658            52,707
                                                    ---------         ---------

Commercial mortgage:
    Adjustable-rate ........................          136,637           111,971
    Fixed-rate .............................           26,517            13,861
    Construction adjustable-rate ...........           13,620            19,739
                                                    ---------         ---------
                                                      176,774           145,571
                                                    ---------         ---------

Commercial loans ...........................           23,726            22,259
                                                    ---------         ---------

Consumer loans:
    Home equity ............................           17,064            16,196
    Other ..................................            3,253             4,030
                                                    ---------         ---------
                                                       20,317            20,226
                                                    ---------         ---------
    Total loans ............................          266,475           240,763

Allowance for loan losses ..................           (4,023)           (4,066)
                                                    ---------         ---------
          Net loans ........................        $ 262,452         $ 236,697
                                                    =========         =========

         Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                     1998        1997        1996
                                                     ----        ----        ----
                                                            (IN THOUSANDS)
Balance at beginning of year ..................    $ 4,066     $ 4,533     $ 4,533
Provision for (recovery of) loan losses charged
 (credited) to expense ........................        (91)       (316)        116
Loans charged off .............................        (98)       (608)       (456)
Loan recoveries ...............................        146         457         340
                                                   -------     -------     -------
Balance at end of year ........................    $ 4,023     $ 4,066     $ 4,533
                                                   =======     =======     =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(3) LOANS - (CONTINUED)


         The allowance for loan losses attributable to $710,000 of impaired loans, of which $454,000 is measured using the present value method and $256,000 using the fair value of collateral method, is $118,000.

         At December 31, 1998 and 1997, the Corporation had net deferred loan fees of $120,000 and $149,000, respectively, reflected as a reduction of the appropriate loan categories.

         On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. At December 31, 1998, 1997 and 1996 the Corporation serviced residential loans for investors of approximately $3,580,000, $3,983,000 and $214,528,000, respectively, which are not reflected in the accompanying consolidated financial statements because they are not assets of the Corporation. At December 31, 1998 no formal recourse provisions exist in connection with such servicing.

         Nonaccruing loans amounted to $475,000, $347,000 and $2,712,000 at December 31, 1998, 1997 and 1996, respectively. Interest income of approximately $48,000, $21,000 and $161,000 would have been recorded in 1998, 1997 and 1996, respectively, on these nonaccrual loans if these loans had been on a current basis in accordance with their original terms. Interest income actually recorded on these nonaccrual loans amounted to $22,000, $1,000 and $38,000 in 1998, 1997 and 1996, respectively. Of those nonaccruing loans at December 31, 1998 none were considered impaired compared to $201,000 considered impaired at December 31, 1997.

         At December 31, 1998 and 1997, there were $710,000 and $720,000, respectively, of additional loans considered impaired and performing. The Corporation would have recorded additional interest income of approximately $21,000 and $18,000 had these loans performed under their original terms. Interest income actually recorded on these loans amounted to $59,000 and $85,000 as of December 31, 1998 and 1997, respectively.

         During 1998 and 1997, the average recorded investment in impaired loans was $905,000 and $1.9 million, respectively.

         Gains on sales of mortgage loans of $343,000 and $181,000 were realized during the 1998 and 1997 periods, respectively, from the sale of $34.3 million and $24.4 million of residential mortgage loans.

         The Corporation's lending activities are conducted throughout eastern Massachusetts with emphasis in Essex County, Massachusetts and contiguous counties, including those in southern New Hampshire. From time to time loans will be made outside of this area. The Bank makes single family, condominium and multi-family residential loans; commercial real estate, commercial construction and commercial loans; and a variety of consumer loans. Most loans made by the Bank are collateralized by

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(3) LOANS - (CONTINUED)

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

         In the ordinary course of business, the Bank has made loans to executive officers and directors of the Corporation and its subsidiaries and to affiliates of the executive officers and directors at substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 1998 was $10,247,000. Activity in these loans during the year ended December 31, 1998 included loan additions of $7,912,000 and loan repayments of $3,746,000. The balance of these loans at December 31, 1997 was $6,081,000.

(4)  BANKING PREMISES AND EQUIPMENT

         Banking premises and equipment at December 31 are as follows:

                                                             1998      1997
                                                             ----      ----
                                                              (IN THOUSANDS)
Land......................................................  $ 1,186   $ 1,186
Buildings.................................................    4,627     4,505
Equipment.................................................    4,543     3,863
Leasehold improvements....................................    1,261     1,251
                                                            -------   -------
                                                             11,617    10,805
Accumulated depreciation and amortization.................   (6,613)   (6,020)
                                                            -------   -------
                                                            $ 5,004   $ 4,785
                                                            =======   =======

         Depreciation and amortization expense related to the Corporation's premises and equipment were $594,000, $592,000, and $570,000 in 1998, 1997 and
1996, respectively.

         At December 31, 1998, the Bank is obligated under noncancelable operating leases for premises and outside data processing for minimum payments in future periods as follows:

YEAR ENDED DECEMBER 31,                            MINIMUM PAYMENTS
-----------------------                            ----------------
                                                    (IN THOUSANDS)
         1999.....................................     $  632
         2000.....................................        603
         2001.....................................        600
         2002.....................................        612
         2003.....................................        513
         Thereafter...............................        240
                                                       ------
                                                       $3,200
                                                       ======


         Rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $137,000, $138,000 and $111,000, respectively. Outside data processing expense for the years ended December 31, 1998, 1997 and 1996 amounted to $491,000, $488,000 and $436,000, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

(5) EARNINGS PER SHARE


         The Corporation follows the provisions of SFAS No. 128, "Earnings Per Share." The components of basic and diluted EPS for the years ended 1998, 1997 and 1996 are as follows:

                                     NET INCOME               WEIGHTED AVERAGE SHARES                 NET INCOME PER SHARE
                           ----------------------------   --------------------------------   ----------------------------------
                           1998       1997       1996       1998       1997        1996         1998        1997         1996
                           ----------------------------------------------------------------------------------------------------
                                                          (IN THOUSANDS, EXCEPT PER-SHARE DATA)

Basic EPS ................. $5,904     $7,285     $6,609      7,823      7,570      7,342     $   0.75     $   0.96     $   0.90
Effect of dilutive
   stock options ..........     --         --         --        329        404        490         0.03         0.05         0.06
                            ------     ------     ------     ------     ------     ------     --------     --------     --------
Diluted EPS ............... $5,904     $7,285     $6,609      8,152      7,974      7,832     $   0.72     $   0.91     $   0.84
                            ======     ======     ======     ======     ======     ======     ========     ========     ========

(6)  DEPOSITS

     Deposits at December 31 are summarized as follows:

                                                             1998         1997
                                                           --------     -------
                                                              (IN THOUSANDS)
Non-interest bearing ...............................      $ 17,472     $ 16,269
                                                          --------     --------
Savings deposits:
    Regular savings and club accounts ..............       100,918      100,377
    NOW accounts ...................................        40,791       33,787
    Cash Manager and Passbook Plus accounts ........        34,127       29,236
                                                          --------     --------
    Total savings deposits .........................       175,836      163,400
    Time deposits ..................................       153,704      145,624
                                                          --------     --------
       Total deposits ..............................      $347,012     $325,293
                                                          ========     ========


Contractual maturities of time deposits at December 31, 1998 are as follows:

                                                                 (IN THOUSANDS)
Within one year..................................................  $ 100,418
From one to two years............................................     37,388
From two to five years...........................................     15,896
After five years.................................................          2
                                                                   ---------
                                                                    $153,704
                                                                   =========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(6)  DEPOSITS - (CONTINUED)


         The aggregate amount of individual time deposits with a minimum denomination of $100,000 or more was $24,335,000 and $21,585,000 at December 31, 1998 and 1997, respectively. Interest expense related to such deposits was approximately $1,166,000 in 1998 and $1,010,000 in 1997 and $926,000 in 1996.

(7)  BORROWED FUNDS

          Borrowed funds at December 31 are summarized as follows:

                                                       1998                  1997
                                             ---------------------   -------------------
                                                          WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE
                                              AMOUNT        RATE     AMOUNT      RATE
                                              ------        ----     ------      ----
                                                           (DOLLARS IN THOUSANDS)
Securities sold under agreements
   to repurchase maturing in January,
   1999 and January, 1998, at December
   31, 1998 and 1997, respectively ......     $5,003       3.00%     $2,255       3.00%

Advances from the Federal Home Loan Bank,
   3.07% to 6.03% at December 31, 1998
   and 3.07% to 6.00% at December
   31, 1997, maturing through 2011 ......      2,671       5.96         671       5.74
                                              ------                 ------

       Total borrowed funds .............     $7,674       4.03%     $2,926       3.63%
                                              ======                 ======

         Mortgage-backed securities, with a total amortized cost of $4,256,000 and $6,751,000 were pledged as collateral to secure agreements to repurchase at December 31, 1998 and 1997, respectively. The fair value of the collateral was $4,372,000 and $7,021,000 at December 31, 1998 and 1997, respectively.

         The following table sets forth information for securities sold under agreement to repurchase for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                              1998          1997          1996
                                            ------        ------        ------

Highest month end balance ...........       $5,003        $3,652        $2,212
Weighted average balance outstanding
   during the year ..................        3,405         2,282         1,664
Average interest rate during the year         3.00%         3.00%         3.00%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(7)  BORROWED FUNDS - (CONTINUED)


         A summary of Federal Home Loan Bank of Boston advances at December 31 by year of maturity follows (dollars in thousands):

                           1998                             1997
              ---------------------------        --------------------------

                                 WEIGHTED                          WEIGHTED
                                 AVERAGE                           AVERAGE
MATURITY IN:  AMOUNT              RATE           AMOUNT              RATE
              ------             ------          ------            --------
2001          $   14              3.78%          $   14              3.78%
2003              19              3.07               19              3.07
2005           2,000              6.03               --                --
2009             450              6.00              450              6.00
2011             188              5.54              188              5.54
              ------                             ------

              $2,671              5.96%          $  671              5.74%
              ======                             ======

         The following table sets forth information for Federal Home Loan Bank advances for the years ended December 31, 1998, 1997 and 1996:

                                                1998         1997         1996
                                                ----         ----         ----
                                                (DOLLARS IN THOUSANDS)

Highest month end balance .................     $2,671      $2,715       $5,822
Weighted average balance outstanding during
    the year ..............................      2,019         989        3,208
Average interest rate during the year .....       6.02%       7.01%        7.95%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(8)  INCOME TAXES


         The components of income tax expense for the years ended December 31, were as follows:

                                                                                               1998        1997         1996
                                                                                               ----        ----         ----
                                                                                                      (IN THOUSANDS)
Current:
    Federal ...........................................................................     $ 2,584      $ 3,198      $ 1,693
    State .............................................................................         431          660          666
                                                                                            -------      -------      -------
                                                                                              3,015        3,858        2,359
                                                                                            -------      -------      -------
Deferred:
    Federal ...........................................................................        (216)         133         (155)
    State .............................................................................         (66)         (58)        (260)
    Increase (decrease) in beginning-of-the-year balance
        of valuation allowance for deferred tax assets ................................          (9)        (285)          24
                                                                                            -------      -------      -------
                                                                                               (291)        (210)        (391)
                                                                                            -------      -------      -------
                                                                                            $ 2,724      $ 3,648      $ 1,968
                                                                                            =======      =======      =======

         A reconciliation of income tax expense attributable to operations with Federal income taxes at the statutory rate of 34% for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                                                1998         1997         1996
                                                                                                ----         ----         ----
                                                                                                     (IN THOUSANDS)
Computed "expected" tax expense at
   statutory rate ........................................................................     $ 2,933      $ 3,716      $ 2,916
Items affecting income tax expense:
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense .................................................................         (10)        (285)          24
    Dividends received deduction .........................................................        (116)        (134)        (139)
    State income taxes, net of Federal income
     tax benefit, before change in valuation
     allowance ...........................................................................         241          384          268
    Other ................................................................................        (124)         (33)         184
    Bad debts ............................................................................          --           --         (885)
    Tax  audit settlement ................................................................        (200)          --         (400)
                                                                                               -------      -------      -------
        Income tax expense ...............................................................     $ 2,724      $ 3,648      $ 1,968
                                                                                               =======      =======      =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(8)  INCOME TAXES  - (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                                    1998              1997
                                                                                    ----              ----
                                                                                      (IN THOUSANDS)
Deferred tax assets:
   Net operating loss and other carryforwards..........................           $   11            $   13
   Allowance for loan losses...........................................            1,949             2,153
   Valuation adjustments on real estate owned..........................              131               152
   Valuation adjustments on securities.................................              360               372
   Deferred loan fees..................................................               61                81
   Deferred compensation...............................................              181                60
   Cash versus accrual adjustments.....................................              235               350
   Depreciation of banking premises and equipment......................              107               143
   Basis difference on REO.............................................                -               213
   Other...............................................................               88                 -
                                                                                   -----             -----

      Total gross deferred tax assets..................................            3,123             3,537

         Less valuation allowance......................................              (52)              (62)
                                                                                   -----             -----
          Net deferred tax assets......................................            3,071             3,475
                                                                                   -----             -----
Deferred tax liabilities:
   Purchase accounting adjustments.....................................              668               688
   Gain on distribution of SBLI stock..................................                -               550
   Accounting for partnership interests................................              509               512
   Unrealized gains on debt and equity securities
      available for sale...............................................              439               785
    Other..............................................................               67               198
                                                                                   -----             -----
          Total gross deferred tax liabilities.........................            1,683             2,733
                                                                                   -----             -----

          Net deferred tax asset.......................................           $1,388            $  742
                                                                                  ======            ======

         A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. Management has established a valuation allowance principally for the state tax effects of the valuation adjustments on securities

         The Corporation has certain tax bad debt reserves which will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the tax bad debt reserves continues to be subject to a provision of the current law that requires recapture

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(8)  INCOME TAXES  - (CONTINUED)


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

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have a 4.00% Tier I risk-based capital ratio and an 8.00% total risk-based capital ratio. At December 31, 1998, neither the FRB nor the FDIC permitted the unrealized gain on marketable securities available for sale to be used in their calculation of regulatory capital.

         As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(9) STOCKHOLDERS' EQUITY - (CONTINUED)


         The Corporation's and the Bank's actual regulatory capital amounts (for purposes of computing the ratios) and ratios at December 31, 1998 and 1997 are presented in the following table (dollars in thousands):.

                                                                                                          TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                                 FOR CAPITAL           PROMPT CORRECTIVE
                                                             ACTUAL                ADEQUACY            ACTION PROVISIONS
                                                    ---------------------   ----------------------   --------------------
                                                    REGULATORY    CAPITAL   REGULATORY    CAPITAL    REGULATORY   CAPITAL
                                                     CAPITAL      RATIO       CAPITAL       RATIO      CAPITAL      RATIO
                                                     -------      -----       -------       -----      -------      -----
1998
----
WARREN BANCORP, INC.
      Leverage capital                               $39,122      10.10%      $11,615       3.0%          N/A        N/A
      Tier I risk-based capital                       39,122      11.52%       13,579       4.0%          N/A        N/A
      Total risk-based capital                        43,145      12.71%       30,974       8.0%          N/A        N/A

WARREN FIVE CENTS SAVINGS BANK
      Leverage capital                                35,635       9.20%       11,615       3.0%       $19,359       5.0%
      Tier I risk-based capital                       35,635      10.50%       13,579       4.0%        20,368       6.0%
      Total risk-based capital                        39,658      11.68%       27,157       8.0%        33,947      10.0%

1997
----
WARREN BANCORP, INC.

      Leverage capital                               $38,612      10.58%      $14,600       4.0%          N/A        N/A
      Tier I risk-based capital                       38,612      12.90%       11,977       4.0%          N/A        N/A
      Total risk-based capital                        42,379      14.15%       23,955       8.0%          N/A        N/A

WARREN FIVE CENTS SAVINGS BANK
      Leverage capital                                33,655       9.22%       10,951       3.0%       $18,250       5.0%
      Tier I risk-based capital                       33,655      11.29%       11,926       4.0%        17,889       6.0%
      Total risk-based capital                        37,386      12.54%       23,852       8.0%        29,816      10.0%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


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

RETAINED EARNINGS

     At the time of the Bank's conversion from mutual to stock form of ownership in 1986, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Conversion. Liquidation subaccounts totaling $12,340,000 were established for each such eligible account holder equal to such holder's proportionate share of total qualifying deposits on February 28, 1986. After the acquisition of Beverly Savings Bank ("Beverly"), the Bank established a separate liquidation account for the benefit of eligible account holders of Beverly who continue to maintain their account after Beverly's conversion from mutual to stock form of ownership and the subsequent Beverly acquisition, and subaccounts for each such holder based on such holder's proportionate share of Beverly's total qualifying assets on April 30, 1986. The balance in the two liquidation accounts at December 31, 1998, the latest measurement date, was $1,682,000 (unaudited). Both liquidation accounts will be reduced to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in his liquidation subaccount. In the event of a complete liquidation of the Bank, and in only such event, each eligible account holder will be entitled to receive a distribution from the liquidation accounts equal to the current adjusted qualifying balance of his subaccount, to the extent of the Bank's assets remaining after payment of all prior claims.

         The Bank may not declare or pay a dividend to the holding company if the effect thereof would reduce capital below regulatory minimums or otherwise violate banking regulations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


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

         The Corporation's contributions to the plan charged to operations were as follows (in thousands):

                                                 1998         1997         1996
                                                 ----         ----         ----
Employer contribution ...................        $138         $136         $136
Employer match ..........................          46           58           60
Profit sharing distribution .............          --           --          159
                                                 ----         ----         ----
                                                 $184         $194         $355
                                                 ====         ====         ====

         One of the investment alternatives for the plan's participants is Warren Bancorp, Inc. common stock. In that regard, the Corporation reserved 270,000 shares of authorized but unissued shares for issuance thereunder.

TERMINATION OF PENSION PLAN

         As of October 1, 1997, the Bank terminated its defined-benefit, non-contributory pension plan administered by the Savings Bank Employees Retirement Association ("SBERA"). In conjunction with the 401(k) Savings Plan, the Corporation restructured the pension plan and, effective September 30, 1993, stopped providing new pension benefits for employee services after that date.

         Net pension expense for the plan years ended December 31 includes the following:

                                                               1997*    1996
                                                               -----    -----
                                                               (IN THOUSANDS)
Current period service costs ..................................$  --    $  --
Interest costs on projected benefit obligations ...............  154      229
Return on plan assets ......................................... (366)    (745)
Net amortization and deferral .................................  (77)     260
Provision for Federal excise tax ..............................   43       38
                                                               -----    -----
   Net periodic pension (income) ..............................$(246)   $(218)
                                                               =====    =====

* Through October 1, 1997, the date the plan was terminated.

         The key assumptions used in the development of the actuarially determined pension data for 1997 and 1996 were a discount rate of 7.50% and 7.00%, respectively and an expected long-term rate of return on plan assets of 8.75% for both years.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(10)  EMPLOYEE BENEFITS - (CONTINUED)


         To terminate the plan, SBERA made distributions to participants computed using interest-rate and actuarial assumptions prescribed by the Pension Benefit Guarantee Corporation. Net proceeds to the Corporation after distributions to participants were $2,547,000. The Corporation set aside 25% of these proceeds, or $637,000, into the 401(k) plan for the benefit of current employees to be distributed into employees' individual 401(k) accounts on January of 1998, 1999 and 2000 as a special profit-sharing distribution. The Corporation also paid a federal excise tax of $382,000 in conjunction with the termination of the plan.

         The gain on termination of pension plan of $538,000 is computed as follows (in thousands):

Total pension asset after distribution to participants ........                  $ 2,547
25% setaside for current employees ............................                     (637)
                                                                                 -------
         Net ..................................................                  $ 1,910
20% federal excise tax ........................................                     (382)
                                                                                 -------
         Net ..................................................                  $ 1,528
Prepaid pension cost at date of termination ................... $ 1,153
Accrued federal excise tax liability at date of termination....    (173)
                                                                -------
         Net prepaid pension asset ............................                     (980)
Costs associated with termination .............................                      (10)
                                                                                 -------
         Net gain on termination of pension plan ..............                  $   538
                                                                                 =======

SUPPLEMENTAL RETIREMENT ARRANGEMENT

         Effective July 1, 1995, the Bank established a supplemental retirement benefit arrangement for the former Chief Executive Officer. The expense to maintain that arrangement amounted to $176,000 in 1998, $168,000 in 1997 and $164,000 in 1996. Included in the accompanying balance sheets are accrued expenses of $241,000, and $234,000 at December 31, 1998 and 1997, respectively. The arrangement is being partially funded by a life insurance policy.

DIRECTORS' DEFERRED COMPENSATION PLAN

         The Corporation has established an unfunded deferred compensation plan for its directors who are considered non-employees of the Corporation. Any non-employee director may elect to defer earned fees to future years and earn interest on the unfunded balance which is based on a comparable investment term and rate of interest. This election may be terminated at the written request of the director at any time. The deferred compensation expense attributed to the directors for the years ended December 31, 1998, 1997 and 1996 totaled $44,000, $40,000 and $35,000, respectively, and the accrued expense included in the accompanying balance sheets for December 31, 1998 and 1997 were $196,000 and $146,000, respectively.

STOCK OPTION PLAN

         The Corporation instituted four stock option plans, one each in 1986, 1991, 1995 and 1998 (the "Option Plans"), for the benefit of officers and directors and reserved 600,000 shares (adjusted for two-for-one common stock split) of authorized but unissued common stock for each plan for issuance thereunder. The terms of the Option Plans are similar and provide for options to be granted at the fair

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(10)  EMPLOYEE BENEFITS - (CONTINUED)


market value of the common stock on the date of grant. Options granted expire from seven to ten years after the date of grant.

         As permitted under SFAS 123, the Corporation continues to apply APB Opinion No. 25 and related interpretations in accounting for the Option Plans; therefore, no compensation cost has been recognized.

Under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                                1998             1997              1996
                                                                ----             ----              ----

Net income:
                                  As reported........         $5,904,000        $7,285,000       $6,609,000
                                  Pro-forma..........         $5,272,000        $7,013,000       $6,450,000

Basic earnings per share:
                                  As reported.........        $0.75             $0.96            $0.90
                                  Pro-forma...........        $0.67             $0.93            $0.88

Diluted earnings per share:
                                  As reported.........        $0.72             $0.91            $0.84
                                  Pro-forma...........        $0.65             $0.88            $0.82

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.80%, 3.72% and 3.61%; expected volatility of 44%, 34% and 38%; risk-free interest rates of 5.6%, 6.6% and 6.6%; and expected lives of six years for 1998, 1997 and 1996. The weighted average grant-date fair value per share of stock options issued in 1998, 1997 and 1996 were $5.47, $2.27 and $1.43, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(10)  EMPLOYEE BENEFITS - (CONTINUED)


         Changes in options outstanding during 1998, 1997 and 1996 were as follows:

                                                                             AVERAGE
                                                                             EXERCISE
                                                      EXERCISE PRICE         PRICE PER
                                       SHARES         RANGE PER SHARE        SHARE
                                       ------         ---------------        -----

Outstanding, December 31, 1995 ..      1,123,480      $0.25 to $5.125        $ 2.86

     (695,786 shares exercisable)
Granted during 1996 .............        191,100      $6.1875 to $7.5625     $ 6.26
Exercised during 1996 ...........       (244,050)     $0.25 to $4.094        $ 1.42
Canceled during 1996 ............        (37,180)     $1.8125 to $6.1875     $ 4.42
                                       ---------
Outstanding, December 31, 1996 ..      1,033,350      $0.50 to $7.5625       $ 3.75
     (650,570 shares exercisable)
Granted during 1997 .............        205,000      $7.5625 to $7.875      $ 7.87
Exercised during 1997 ...........       (289,060)     $0.50 to $6.1875       $ 2.55
Canceled during 1997 ............        (11,080)     $4.00 to $7.875        $ 5.47
                                       ---------
Outstanding, December 31, 1997 ..        938,210      $0.50 to $7.875        $ 5.00
     (564,350 shares exercisable)
Granted during 1998 .............        202,500      $11.875 to $14.375     $12.81
Exercised during 1998 ...........       (317,020)     $0.50 to $7.875        $ 3.46
Canceled during 1998 ............        (35,440)     $4.00 to $12.375       $ 6.48
                                       ---------
Outstanding, December 31, 1998 ..        788,250      $3.3125 to $14.375     $ 7.50
                                       =========
     (427,670 shares exercisable)

         The following table summarizes information about the options outstanding at December 31, 1998:

                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   -------------------                          -------------------
                                WEIGHTED
                                AVERAGE         WEIGHTED                      WEIGHTED
RANGE OF                        REMAINING        AVERAGE                      AVERAGE
EXERCISE                       CONTRACTUAL      EXERCISE                     EXERCISE
PRICES           NUMBER            LIFE           PRICE        NUMBER           PRICE
------           ------            ----           -----        ------           -----

$0 - $5          249,250           5.48         $ 3.90         220,150         $ 3.87
 5 - 10          344,140           7.18           7.11         167,460           6.94
10 - 15          194,860           6.58          12.81          40,060          12.80
                 -------                                       -------
Total            788,250           6.49           7.50         427,670           5.91
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


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

         Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                                   CONTRACT
                                                                    AMOUNT
                                                                ------------------
                                                                 (IN THOUSANDS)
                                                                1998          1997
                                                                ----          ----
Financial Instruments Whose Contract Amounts Represent
 Credit Risk:
   Commitments to originate loans ....................       $21,682       $ 7,672
   Unused lines of credit ............................        32,992        26,450
   Standby letters of credit .........................         1,809         1,836
   Unadvanced portions of construction loans .........        12,958        16,974
   Loans sold with recourse ..........................         1,439         2,217

Financial Instruments Whose Contract Amounts
 Exceed the Amount of Credit Risk:
   Forward commitments to sell loans .................       $ 3,352       $ 3,795

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


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

         As a nonmember of the Federal Reserve System, the Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $1.7 million at December 31, 1998.

         There are no legal claims against the Corporation arising in the normal course of business at December 31, 1998.

(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY)

         The condensed information of Warren Bancorp, Inc. is as follows:

BALANCE SHEETS:                                                                                      AT DECEMBER 31,
                                                                                                   1998             1997
                                                                                                   ----             ----
                                                                                                        (IN THOUSANDS)
ASSETS
Cash....................................................................................         $   3,599        $   5,013
Investment in subsidiary................................................................            36,434           35,071
Other assets............................................................................                 -              101
                                                                                                  --------         --------
     Total assets.......................................................................           $40,033          $40,185
                                                                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses.....................................................................         $     112        $     157
                                                                                                  --------         --------
       Total liabilities................................................................               112              157
Stockholders' equity....................................................................            39,921           40,028
                                                                                                  --------         --------
       Total liabilities and stockholders' equity.......................................           $40,033          $40,185
                                                                                                  ========         ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)

STATEMENTS OF OPERATIONS:                                                                  YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                   1998             1997            1996
                                                                                   ----             ----            ----
                                                                                            (IN THOUSANDS)
Income:
   Dividend income from subsidiary.....................................           $3,900            $6,296           $3,850
   Interest............................................................              210                13                -
   Management fees.....................................................              196                81               89
                                                                                  ------            ------           ------
          Total operating income.......................................            4,306             6,390            3,939
Expenses:
    Other expenses.....................................................             (196)              (81)             (89)
    Income tax expense.................................................              (81)              (21)             (13)
Equity in undistributed net income of subsidiary.......................            1,875               997            2,772
                                                                                  ------            ------           ------
Net income.............................................................           $5,904            $7,285           $6,609
                                                                                  ======            ======           ======

         The parent-company-only statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three year period ended December 31, 1998 and therefore are not reprinted here.

STATEMENTS OF CASH FLOWS                                                                 YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------------
                                                                                 1998              1997             1996
                                                                                 ----              ----             ----
                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
   Net income..........................................................          $ 5,904           $ 7,285          $ 6,609
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed net income of Bank
         subsidiary....................................................           (1,875)             (997)          (2,772)
      Decrease in other assets.........................................              101                14               12
      Increase (decrease) in liabilities                                             (44)                4              (11)
                                                                                 -------           -------          -------
         Net cash provided by operating activities                                 4,086             6,306            3,838
                                                                                 -------           -------          -------
Cash flows from investing activities:
   Capital contribution to subsidiary                                                  -                 -                -
                                                                                 -------           -------          -------
          Net cash (used in) investing activities                                      -                 -                -
                                                                                 -------           -------          -------
Cash flows from financing activities:
   Dividends paid......................................................           (5,670)           (3,263)          (1,948)
   Purchase of treasury stock..........................................             (928)                -           (1,174)
   Stock options exercised.............................................            1,098               739              346
                                                                                 -------           -------          -------
          Net cash (used in) financing activities......................           (5,500)           (2,524)          (2,776)
                                                                                 -------           -------          -------
(Decrease)increase in cash and cash equivalents........................           (1,414)            3,782            1,062
Cash and cash equivalents at beginning of year.........................            5,013             1,231              169
                                                                                 -------           -------          -------
Cash and cash equivalents at end of year...............................          $ 3,599           $ 5,013          $ 1,231
                                                                                 =======           =======          =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED 1998
                                                            -----------------------
                                            DECEMBER     SEPTEMBER    JUNE         MARCH
                                              31            30         30           31
                                            --------     ---------    ----         -----

                                               (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)

Interest and dividend income ..........     $ 7,329      $ 7,344      $ 7,338      $ 7,242
Interest expense ......................       3,117        3,093        2,941        2,909
                                            -------      -------      -------      -------
   Net interest income ................       4,212        4,251        4,397        4,333
Provision for (recovery of) loan losses          (1)         (22)         (50)         (18)
                                            -------      -------      -------      -------
   Net interest income after provision
     for loan losses ..................       4,213        4,273        4,447        4,351
Non-interest income ...................         365          330          493          255
Non-interest expense ..................       2,769        2,483        2,484        2,363
                                            -------      -------      -------      -------
   Income before income taxes .........       1,809        2,120        2,456        2,243
Income tax expense (benefit) (1) ......         397          725          837          765
                                            -------      -------      -------      -------
          Net income ..................     $ 1,412      $ 1,395      $ 1,619      $ 1,478
                                            =======      =======      =======      =======

Basic earnings per share: .............     $  0.18      $  0.18      $  0.21      $  0.19
                                            =======      =======      =======      =======

Diluted earnings per share: ...........     $  0.17      $  0.17      $  0.20      $  0.18
                                            =======      =======      =======      =======

(1) Includes income tax benefit of $200,000 for the three months ended December 31, 1998.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

                                                         THREE MONTHS ENDED 1997
                                                         -----------------------
                                            DECEMBER   SEPTEMBER      JUNE         MARCH
                                              31          30           30           31
                                            --------   ---------     -------      -------
                                             (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income ..........     $ 7,317     $ 7,121      $ 7,180      $ 6,921
Interest expense ......................       2,938       2,870        2,789        2,807
                                            -------     -------      -------      -------
   Net interest income ................       4,379       4,251        4,391        4,114
Provision for (recovery of) loan losses          48        (126)        (198)         (40)
                                            -------     -------      -------      -------
   Net interest income after provision
     for loan losses ..................       4,331       4,377        4,589        4,154
Non-interest income (1) ...............         385         760          228        1,966
Non-interest expense (2) ..............       2,463       2,272        2,374        2,748
                                            -------     -------      -------      -------
   Income before income taxes .........       2,253       2,865        2,443        3,372
Income tax expense ....................         760       1,161          819          908
                                            -------     -------      -------      -------
          Net income ..................     $ 1,493     $ 1,704      $ 1,624      $ 2,464
                                            =======     =======      =======      =======

Basic earnings per share: .............     $  0.20     $  0.23      $  0.22      $  0.34
                                            =======     =======      =======      =======

Diluted earnings per share: ...........     $  0.18     $  0.22      $  0.21      $  0.32
                                            =======     =======      =======      =======

-------
(1) Non-interest income includes gains (loss) on sale mortgage servicing rights, $1,462,000, $(55,000), $29,000 and none for the three months ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, respectively. Gains on sales of investment securities, net, were $99,000, $21,000 and $20,000 for the three months ended March 31, 1997, September 30, 1997 and December 31, 1997, respectively. Gains from termination of pension plan were $457,000 and $81,000 for the three months ended September 30, 1997 and December 31, 1997, respectively.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


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

INVESTMENT SECURITIES

         U.S. Treasury and Government Agency securities, mortgage-backed securities, money market funds and overnight investments, fixed income mutual funds and common and preferred stock are actively traded in a secondary market. Published investment securities market values are used as fair value for most of these securities. Refer to Note 2 for the fair value of these securities. Stock in the Federal Home Loan Bank and the Depositors Insurance Fund Liquidity Fund are not traded in a secondary market. Based upon the characteristics of these securities, however, book value is a reasonable estimate of fair value. The fair value of stock in SBLI is based upon its most recent appraisal.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


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

DEPOSIT LIABILITIES AND ESCROW DEPOSITS OF BORROWERS

         The fair value of deposits with no stated maturity such as savings deposits, non-interest deposits and escrow deposits of borrowers is equal to the book value of these accounts. The fair value of time deposits (including retirement time deposits) is based upon the discounted value of contractual cash flows. The discount rate has been estimated using the rates offered for deposits of a similar remaining maturity as of December 31, 1998 and 1997. Early withdrawal assumptions, based on the Bank's experience, do not materially affect the estimation of fair value.

FEDERAL HOME LOAN BANK ADVANCES

         The fair value of Federal Home Loan Bank advances is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates for advances of a similar remaining maturity as of December 31, 1998 and 1997.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         The fair value of the Corporation's commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Corporation's commitments to sell loans is based on current market prices. At December 31, 1998 and 1997, management has estimated the fair values of these financial instruments to be immaterial.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


         The estimated fair values of the Corporation's financial instruments at December 31 are as follows (in thousands):

                                                   1998                     1997
                                                   ----                     ----
                                         BOOK       ESTIMATED       BOOK        ESTIMATED
                                         VALUE      FAIR VALUE      VALUE       FAIR VALUE
                                         -----      ----------      -----       ----------
Financial assets:
   Cash and due from banks ........     $  7,497     $  7,497     $  7,191     $  7,191
   Money market funds and overnight
      investments .................        4,542        4,542        6,288        6,288
   Investment securities ..........      103,294      103,294      101,698      101,698
   Loans held for sale ............        1,192        1,192        1,031        1,041
   Loans, net .....................      261,932      263,527      236,697      239,508
   Other investments ..............        6,544        6,784        6,294        6,534

Financial liabilities:
   Non-time deposits ..............      193,308      193,308      179,669      179,669
   Time deposits ..................      153,704      154,770      145,624      145,900
   FHLB borrowings ................        2,671        2,698          671          652
   Repurchase agreements ..........        5,003        5,003        2,255        2,255

(15) BUSINESS SEGMENTS

         For internal reporting, planning and business purposes, the Corporation segments its operations into distinct business groups. An individual business group's profit contribution to the Corporation as a whole is determined based upon the Corporation's profitability reporting system which assigns capital and other balance sheet items and income statement items to each of the business groups. This segmentation mirrors the Corporation's organizational structure. Management accounting policies are in place for assigning revenues and expenses that are not directly incurred by the business groups, such as overhead, the results of asset allocations, and transfer revenues and expenses. Accordingly, the Corporation's business-segment operating results will differ with other similar information published by other financial institutions. In addition, management accounting concepts are periodically refined and results may change to reflect these refinements.

         On January 1 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. The adoption of SFAS No. 131 had no effect on the Corporation's primary financial statements, but did result in the disclosure of segment information contained herein.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(15) BUSINESS SEGMENTS - (CONTINUED)


         The Corporation has identified its reportable operating business segments as the Corporate Banking Business and the Personal Banking Business. A description of each reportable business segment is discussed below:

         CORPORATE BANKING

         The Corporate Banking Business provides services to business customers in the Corporation's market area. These services include, but are not limited to, commercial real estate and construction loans, asset-based financing and cash management/deposit services. It services all loans in its business.

         PERSONAL BANKING

         The Personal Banking Group provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. This business purchases adjustable-rate mortgage loans from another business group and services all loans in its business.

         Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of mortgage loans and securities.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(15) BUSINESS SEGMENTS - (CONTINUED)


         Specific reportable segment information as of and for the years ended December 31, 1998 and 1997 is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31, 1998

                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING          OTHER        ELIMINATIONS      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------

Interest income - external        $  18,029       $  10,756       $     468                         $  29,253

Interest income - internal               --           8,746              12        $  (8,758)            --

Interest expense - external           1,037          10,923             100                           12,060

Interest expense - internal           8,454             761            (457)          (8,758)            --

Fee and other income ......             171             763             509                             1,443

Income tax expense
  (benefit) ...............           2,569             787            (632)                            2,724

Net income ................           3,848           1,939             117                             5,904

Total assets ..............         221,900         162,500          12,700                           397,100

Total loans ...............         200,400          66,100           1,200                           267,700

Total deposits ............          37,300         307,700           2,000                           347,000

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996


(15) BUSINESS SEGMENTS - (CONTINUED)


                                             YEAR ENDED DECEMBER 31, 1997


                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING         OTHER        ELIMINATIONS        CONSOLIDATED
---------------------------------------------------------------------------------------------------------------

Interest income - external        $  15,101       $  12,913        $     525                        $  28,539

Interest income - internal               --           7,248               25        $  (7,273)             --

Interest expense - external             665          10,595              144                           11,404

Interest expense - internal           7,128             300             (155)          (7,273)             --

Fee and other income ......             134           2,354*             851                            3,339

Income tax expense
  (benefit) ...............           2,377           2,067             (796)                           3,648

Net income ................           3,476           3,832              (23)                           7,285

Total assets ..............         186,100         169,700           15,200                          371,000

Total loans ...............         167,900          73,100            1,000                          242,000

Total deposits ............          28,600         294,700            2,000                          325,300

* Includes a gain on sale of mortgage servicing rights of $1,436,000.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1)   -- Financial Statements.  Included in Item 8.
(a)(2)   -- Exhibits
 3.1     -- Articles of Organization of Warren Bancorp, Inc. (6)
 3.2     -- By-laws of Warren Bancorp, Inc., (6)
 4.1     -- Form of Stock Certificate of Warren Bancorp, Inc. (7)
10.1     -- Warren Bancorp, Inc. 1986 Incentive and Nonqualified Stock Option
                   Plan, as amended. (4)
10.2     -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                   Bank and Paul M. Peduto. (3)
10.3     -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                   Bank and Leo C. Donahue. (3)
10.4     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Paul M. Peduto. (1)
10.5     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Leo C. Donahue, Jr. (1)
10.6     -- Beverly Savings Bank 1986 Incentive and Nonqualified Stock Option Plan, as  amended. (2)
10.7     -- Beverly Savings Bank 1986 Nonemployees Nonqualified Stock Option Plan, as amended (2)
10.8     -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                   Bank and John R. Putney. (3)
10.9     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and John R. Putney. (3)
10.10    -- Warren Bancorp, Inc. 1991 Incentive and Nonqualified Stock Option Plan, as amended. (2)
10.11    -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Mark J. Terry (8)
10.12    -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                  Bank and Mark J. Terry. (8)
10.13    -- Warren Bancorp, Inc. 1995 Incentive and Nonqualified Stock Option Plan  (5)
10.14    -- Executive Supplemental Retirement Agreement among Warren Bancorp, Inc.,
                  Warren Five Cents Savings Bank and George W. Phillips. (7)
10.15    -- Split-Dollar Agreement between Warren Five Cents Savings Bank and George W. Phillips  (7)
10.16    -- Employment Agreement between Warren Five Cents Savings Bank and John R. Putney  (8)
10.17    -- Consulting Agreement between Warren Bancorp, Inc. and George W. Phillips  (8)
10.18    -- Warren Bancorp, Inc. 1998 Incentive and Nonqualified Stock Option Plan  (9)
21.1     -- List of Subsidiaries of Warren Bancorp, Inc. (8)
23.1     -- Consent of Independent Public Accountants. (10)
23.2     -- Consent of Independent Public Accountants. (10)
27.1     -- Financial Data Schedule - 1998  (10)
27.2     -- Financial Data Schedule - 1997 (Restated) (10)
27.3     -- Financial Data Schedule - 1996 (Restated) (10)
(b)      Reports on Form 8-K.  None.

-----------------
(1) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 15, 1988 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 13, 1995 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 1990 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1996 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 11, 1998 and incorporated herein by reference.
(10)  Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly created this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on March 17, 1999.

                                                    WARREN BANCORP, INC.

                                            By:     /s/ Stephen G. Kasnet
                                                ------------------------------
                                                      STEPHEN G. KASNET
                                                    CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:


                NAME                                    TITLE                               DATE
                ----                                    -----                               ----

         /s/ John R. Putney          President and Chief Executive Officer;             March 17, 1999
--------------------------------     Director (Principal Executive Officer)
           JOHN R. PUTNEY

         /s/ Paul M. Peduto          Treasurer; Director (Principal Financial Officer   March 17, 1999
--------------------------------     and Principal Accounting Officer)
           PAUL M. PEDUTO

                                     Director                                           March   , 1999
--------------------------------
           PETER V. BENT

                                     Director                                           March   , 1999
--------------------------------
      STEPHEN J. CONNOLLY, IV

       /s/ Francis L. Conway         Director                                           March 17, 1999
--------------------------------
         FRANCIS L. CONWAY

         /s/ Paul J. Curtin          Director                                           March 17, 1999
--------------------------------
           PAUL J. CURTIN

     /s/ Robert R. Fanning, Jr.      Director                                           March 17, 1999
--------------------------------
       ROBERT R. FANNING, JR.

        /s/ Arthur E. Holden         Director                                           March 17, 1999
--------------------------------
          ARTHUR E. HOLDEN

        /s/ Stephen R. Howe          Director                                           March 17, 1999
--------------------------------
          STEPHEN R. HOWE

        /s/ John C. Jeffers          Director                                           March 17, 1999
--------------------------------
          JOHN C. JEFFERS

       /s/ Stephen G. Kasnet         Director                                           March 17, 1999
--------------------------------
         STEPHEN G. KASNET

          /s/ Linda Lerner           Director                                           March 17, 1999
--------------------------------
            LINDA LERNER

                                     Director                                           March   , 1999
--------------------------------
         ARTHUR E. MCCARTHY

                                     Director                                           March   , 1999
--------------------------------
       ARTHUR J. PAPPATHANASI

       /s/ George W. Phillips        Director                                           March 17, 1999
--------------------------------
         GEORGE W. PHILLIPS

         /s/ John D. Smidt           Director                                           March 17, 1999
--------------------------------
           JOHN D. SMIDT

         /s/ John H. Womack          Director                                           March 17, 1999
--------------------------------
           JOHN H. WOMACK

                                                         SHAREHOLDER INFORMATION
--------------------------------------------------------------------------------
ANNUAL MEETING
The Annual Meeting of Shareholders of Warren Bancorp, Inc. will be held at the King's Grant Inn, Route 128, Danvers, Massachusetts, on Wednesday, May 5, 1999, at 10:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, is being mailed to shareholders with this annual report.
--------------------------------------------------------------------------------
FORM 10-K AND OTHER REPORTS
Additional copies of this Annual Report to Shareholders, which contains the Corporation's annual report to the Securities and Exchange Commission on Form 10-K (without exhibits), a copy of the exhibits to the Annual Report on Form 10-K and copies of quarterly reports may be obtained without charge by writing:
Warren Bancorp, Inc., Shareholder Relations, 10 Main Street, Post Office Box 6159, Peabody, Massachusetts 01960.
-------------------------------------------------------------------------------
SHAREHOLDER INFORMATION

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
(978) 531-7400

-------------------------------------------------------------------------------
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Corporation's common stock is traded over the counter and is quoted by the Nasdaq National Market under the symbol WRNB. The following table sets forth the high and low closing prices for the common stock of the Corporation during the two-year period ended December 31, 1998. All prices set forth below are based upon information provided by Nasdaq Stock Market.

                                                           COMMON STOCK
                                                      ----------------------
                                                      HIGH               LOW
                                                      ----               ---
1998       4th Quarter..........................     $10.00             $8.75
           3rd Quarter..........................      13.38              8.75
           2nd Quarter..........................      14.38             12.00
           1st Quarter..........................      12.63             10.50

1997       4th Quarter..........................     $12.07             $9.63
           3rd Quarter..........................       9.84              8.63
           2nd Quarter..........................       9.50              7.50
           1st Quarter..........................       8.13              7.38

As of March 1, 1999, the Corporation had approximately 650 stockholders of record who held 7,674,691 shares of common stock. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee names through various brokerage firms or other entities.

--------------------------------------------------------------------------------


         Dividends were paid by the Corporation during 1998 and 1997 as follows and those prior to the third quarter of 1998 have been retroactively restated to reflect the 2-for-1 stock split which occurred on May 12, 1998:

                                           PAYMENT                 DIVIDEND
                                            DATE                  PER SHARE
                                            ----                  ---------
1998    4th Quarter.................    November 16, 1998             $.090
        3rd Quarter.................    August 10, 1998                .090
        2nd Quarter*................    May 11, 1998                   .475
        1st Quarter.................    February 17, 1998              .065

        *        Includes special dividend of $.385 per share.


1997    4th Quarter.................    November 10, 1997             $.065
        3rd Quarter.................    August 11, 1997                .065
        2nd Quarter*................    May 12, 1997                   .250
        1st Quarter.................    February 4, 1997               .055

        *        Includes special dividend of $.185 per share.

CORPORATE INFORMATION

WARREN BANCORP, INC. AND WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 9, 1999
--------------------------------------------------------------------------------

                                                                                           PRINCIPAL OFFICERS
DIRECTORS                                                                                  WARREN BANCORP, INC
PETER V. BENT  (2)(6)                       LINDA LERNER  (2)(4)(6)                        .
Owner/Manager,                              Retired
Brown's Yacht Yard                                                                         STEPHEN G. KASNET
                                            ARTHUR E. MCCARTHY  (1)(3)                     Chairman of the Board
STEPHEN J. CONNOLLY, IV  (3)(4)             Vice President &
President,                                  Managing Director,                             JOHN R. PUTNEY
Connolly Brothers, Inc.                     Tucker Anthony, Inc.                           President and
Construction Company                                                                       Chief Executive Officer
                                            ARTHUR J. PAPPATHANASI  (2)(6)
FRANCIS L. CONWAY  (2)                      President &                                    PAUL M. PEDUTO
President & Treasurer,                      Chief Executive Officer,                       Treasurer
F.L. Conway & Sons, Inc.                    West Lynn Creamery, Inc. and
                                            Richdale Dairy Stores, Inc.                    SUSAN G. OUELLETTE
PAUL J. CURTIN  (1)(4)                                                                     Clerk
Certified Public Accountant                 PAUL M. PEDUTO
                                            Treasurer,                                     WARREN FIVE CENTS SAVINGS BANK
ROBERT R. FANNING, JR.  (1)(2)(6)           Warren Bancorp, Inc., and
President &                                 Executive Vice President,                      STEPHEN G. KASNET
Chief Executive Officer,                    Chief Financial Officer and Treasurer,         Chairman of the Board
Northeast Health                            Warren Five Cents Savings Bank
Systems, Inc. and                                                                          JOHN R. PUTNEY
Beverly Hospital Corporation                GEORGE W. PHILLIPS (5)(6)                      President and
                                            Retired                                        Chief Executive Officer
ARTHUR E. HOLDEN (1)(3)
President                                   JOHN R. PUTNEY                                 PAUL M. PEDUTO
Holden Oil, Inc.                            President &                                    Executive Vice President,
                                            Chief Executive Officer,                       Chief Financial Officer and Treasurer
STEPHEN R. HOWE  (2)(4)(6)                  Warren Bancorp, Inc. and
Certified Public Accountant                 Warren Five Cents Savings Bank                 LEO C. DONAHUE
                                                                                           Senior Vice President for
JOHN C. JEFFERS  (2)(4)                     JOHN D. SMIDT (4)                              Personal Banking
Vice President,                             President & Treasurer,
Jeffers Millwork                            John Smidt Co., Inc.                           MARK J. TERRY
                                                                                           Senior Vice President for
STEPHEN G. KASNET  (1)(3)(4)                JOHN H. WOMACK (4)                             Corporate Banking and
President,                                  President,                                     Senior Lending Officer
Pioneer Real Estate Advisors, Inc.          TJM Enterprise, Inc.
Chairman of the Board,                                                                     SUSAN G. OUELLETTE
Warren Bancorp, Inc. and                                                                   Clerk
Warren Five Cents Savings Bank

(1) Executive Committee
(2) Finance, Audit and Compliance Committee
(3) Nominating Committee
(4) Loan Committee (Warren Five Cents Savings Bank)
(5) Director of Warren Bancorp, Inc. only
(6) Strategic Planning Committee


WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 9, 1999
--------------------------------------------------------------------------------
VICE PRESIDENTS                                          OTHER OFFICERS

JEFFREY O. BREWER                                        WILLIAM H. ANDERSON
KERIN E. DEEDY                                           PATRICIA M. F. BATES
KENNETH R. DILLON                                        CAROL M. BRUNTON
COLLEEN M. GOLDEN                                        DIANE M. GIAMBERARDINO
NICHOLAS P. HELIDES                                      SHERRY M. O'CONNELL
BARBARA L. KELLY                                         LINDA A. PALMER
SUZANNA R. LEVINE                                        ELAINE M. WALKER
WILLIAM F. LINDQUIST, III
MITCHELL MARCUS
ARTHUR T. McCARTHY
FRANK P. ROMANO

ASSISTANT VICE PRESIDENTS

PATRICIA A. ACQUAVIVA
MEGAN T. CARLTON
RUTH M. DAY
CYNTHIA J. GOLDSMITH
KAREN A. GRINDROD
CYNTHIA J. HICKEY
WILLIAM J. KELL
MARIA C. LIMA
ELEANOR M. MANNING
PAUL A. NUCCIO
MARGARET M. PEDRO
JOAN C. WILLIAMS