Form 10-Q
period 1999-03-31
WARREN BANCORP INC
filed 1999-05-14
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended MARCH 31, 1999 or

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at May 6, 1999
--------------------------------------       -----------------------------------

Common Stock, par value $.10 per share                 7,335,311

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,                     DECEMBER 31,
                                                                                           1999                            1998
                                                                                        -----------                   --------------
A S S E T S

Cash and due from banks (non-interest bearing)                                               $5,793                          $7,497
Money market funds and overnight investments                                                  6,074                           4,542
                                                                                        -----------                   --------------
   Cash and cash equivalents                                                                 11,867                          12,039
Investment and mortgage-backed securities available for sale (amortized cost of
   $98,740 at March 31, 1999 and $102,055 at December 31, 1998)                              99,919                         103,294
Other investments (fair value of $6,784 at March 31, 1999 and December 31, 1998)              6,544                           6,544
Loans held for sale                                                                           1,161                           1,192
Loans                                                                                       263,694                         266,475
Allowance for loan losses                                                                    (4,106)                         (4,023)
                                                                                        -----------                   --------------
   Net loans                                                                                259,588                         262,452
Banking premises and equipment, net                                                           5,013                           5,004
Accrued interest receivable                                                                   2,805                           2,803
Real estate acquired by foreclosure                                                           1,450                           1,450
Other assets                                                                                  2,119                           2,287
                                                                                        -----------                   --------------

   Total assets                                                                            $390,466                        $397,065
                                                                                        ===========                   ==============

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits                                                                                $343,804                        $347,012
   Borrowed funds                                                                             6,483                           7,674
   Escrow deposits of borrowers                                                               1,292                           1,065
   Accrued interest payable                                                                     534                             589
   Accrued expenses and other liabilities                                                     1,406                             804
                                                                                        -----------                   --------------

     Total liabilities                                                                      353,519                         357,144
                                                                                        -----------                   --------------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none                                                                -                               -
    Common stock, $.10 par value; Authorized - 20,000,000 shares;
     Issued - 8,094,414 shares at March 31, 1999 and December 31, 1998
   Outstanding - 7,436,451 shares at March 31, 1999 and 7,826,691 shares at
       December 31, 1998                                                                        809                             809
   Additional paid-in capital                                                                35,647                          35,710
   Retained earnings                                                                          5,141                           4,516
   Treasury stock, at cost, 657,963 shares at March 31, 1999 and 267,723 shares at
       December 31, 1998                                                                     (5,411)                         (1,913)
                                                                                        -----------                   --------------
                                                                                             36,186                          39,122
   Unrealized gain on securities available for sale, net of income taxes                        761                             799
                                                                                        -----------                   --------------

      Total stockholders' equity                                                             36,947                          39,921
                                                                                        -----------                   --------------

      Total liabilities and stockholders' equity                                           $390,466                        $397,065
                                                                                        ===========                   ==============








          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                     ---------------------------------------------------

                                                                         1999                                 1998
                                                                         ----                                 ----

                                                                         (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                                        $5,517                               $5,527
   Interest and dividends on investments                                     1,265                                1,203
   Interest on mortgage-backed securities                                      327                                  512
                                                                     --------------                       --------------
      Total interest and dividend income                                     7,109                                7,242
                                                                     --------------                       --------------

Interest expense:
   Interest on deposits                                                      2,880                                2,879
   Interest on borrowed funds                                                   74                                   30
                                                                     --------------                       --------------
      Total interest expense                                                 2,954                                2,909
                                                                     --------------                       --------------

      Net interest income                                                    4,155                                4,333
Provision for (recovery of) loan losses                                        (3)                                 (18)
                                                                     --------------                       --------------
      Net interest income after provision for (recovery of)
         loan losses                                                         4,158                                4,351
                                                                     --------------                       --------------

Non-interest income:
   Customer service fees                                                       212                                  192
   Gains on sales of investment securities, net                                  -                                    9
   Gains on sales of mortgage loans                                             71                                   52
   Other                                                                         2                                    2
                                                                     --------------                       --------------

      Total non-interest income                                                285                                  255
                                                                     --------------                       --------------

      Income before non-interest expense and income taxes                    4,443                                4,606
                                                                     --------------                       --------------

Non-interest expense:
   Salaries and employee benefits                                            1,529                                1,413
   Office occupancy and equipment                                              275                                  305
   Professional services                                                        39                                   31
   Marketing                                                                    32                                   40
   Real estate operations                                                        -                                   25
   Outside data processing expense                                             111                                  125
   Other                                                                       416                                  424
                                                                     --------------                       --------------
      Total non-interest expenses                                            2,402                                2,363
                                                                     --------------                       --------------


       Income before income taxes                                            2,041                                2,243
 Income tax expense                                                            720                                  765
                                                                     --------------                       --------------

     Net income                                                             $1,321                               $1,478
                                                                     ==============                       ==============

     Basic earnings per share                                                $0.17                                $0.19
                                                                     ==============                       ==============

     Diluted earnings per share                                              $0.17                                $0.18
                                                                     ==============                       ==============






        See accompanying statements to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1999






                                                                                                        ADDITIONAL
                                                                           COMPREHENSIVE     COMMON      PAID-IN       RETAINED
                                                                              INCOME         STOCK       CAPITAL       EARNINGS
                                                                           -------------     ------     ----------     --------

                                                                                             (Dollars in thousands)

Balance at December 31, 1997...........................................                        $780        $34,724       $4,282

   Comprehensive income:
     Net income........................................................           $1,478          -              -        1,478
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes........................................             (121)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $1
         included in net income........................................               (8)
                                                                           -------------
            Total other comprehensive (loss)...........................             (129)         -              -            -

                                                                           -------------
   Comprehensive income................................................           $1,349
                                                                           =============

   Dividends paid......................................................                           -              -         (496)

   Tax benefit of stock options exercised..............................                           -             42            -

    Issuance of 50,370 shares for exercise of options..................                           6            191            -
                                                                                             ------     ----------     --------

Balance at March 31, 1998..............................................                         786         34,957        5,264

   Comprehensive income:
     Net income........................................................           $4,426          -              -        4,426
     Other comprehensive income (loss):
        Unrealized loss  on securities available for
         sale, net of taxes............................................             (618)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $65,
         included in net...............................................              130
                                                                           -------------
            Total other comprehensive income...........................             (488)         -              -            -

                                                                           -------------
   Comprehensive income................................................           $3,938
                                                                           =============

   Purchase of  treasury stock (102,523 shares)........................                           -              -            -

   Dividends paid......................................................                           -              -       (5,174)

   Tax benefit of stock options exercised..............................                           -             64            -

    Issuance of 261,035 shares for exercise of options.................                          23            689            -
                                                                                             ------     ----------     --------

Balance at December 31, 1998...........................................                         809         35,710        4,516

   Comprehensive income:
     Net income........................................................           $1,321          -              -        1,321
     Other comprehensive income (loss):
        Unrealized loss on securities available for
         sale, net of taxes............................................              (38)
        Less: Reclassification adjustment for                                                     -              -            -
         securities gains, net tax expense of $1,
         included in net income........................................                -
                                                                           -------------
            Total other comprehensive (loss)...........................              (38)

                                                                           -------------
   Comprehensive income                                                           $1,283
                                                                           =============

   Dividends paid......................................................                           -              -         (696)

   Purchase of  treasury stock (405,400 shares)........................                           -              -            -

    Issuance of 15,160 shares for exercise of options..................                           -            (63)           -
                                                                                             ------     ----------     --------

Balance at March 31, 1999..............................................                        $809        $35,647       $5,141
                                                                                             ======     ==========     ========





                                                                            ACCUMULATED
                                                                              OTHER
                                                                           COMPREHENSIVE     TREASURY
                                                                              INCOME           STOCK       TOTAL
                                                                           -------------     --------     -------

                                                                                    (Dollars in Thousands)

Balance at December 31, 1997...........................................           $1,416      ($1,174)    $40,028

   Comprehensive income:
     Net income........................................................                -            -       1,478
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes........................................
        Less: Reclassification adjustment for
         securities gains, net tax expense of $1
         included in net income........................................

            Total other comprehensive (loss)...........................             (129)           -        (129)


   Comprehensive income................................................


   Dividends paid......................................................                -            -        (496)

   Tax benefit of stock options exercised..............................                -            -          42

    Issuance of 50,370 shares for exercise of options..................                -            -         197
                                                                           -------------     --------     -------

Balance at March 31, 1998..............................................            1,287       (1,174)     41,120

   Comprehensive income:
     Net income........................................................                -            -       4,426
     Other comprehensive income (loss):
        Unrealized loss  on securities available for
         sale, net of taxes............................................
        Less: Reclassification adjustment for
         securities gains, net tax expense of $65,
         included in net...............................................

            Total other comprehensive income...........................             (488)           -        (488)


   Comprehensive income................................................


   Purchase of  treasury stock (102,523 shares)........................                -         (928)       (928)

   Dividends paid......................................................                -            -      (5,174)

   Tax benefit of stock options exercised..............................                -            -          64

    Issuance of 261,035 shares for exercise of options.................                -          189         901
                                                                           -------------     --------     -------

Balance at December 31, 1998...........................................              799       (1,913)     39,921

   Comprehensive income:
     Net income........................................................                -            -       1,321
     Other comprehensive income (loss):
        Unrealized loss on securities available for
         sale, net of taxes............................................
        Less: Reclassification adjustment for                                        (38)           -         (38)
         securities gains, net tax expense of $1,
         included in net income........................................

            Total other comprehensive (loss)...........................


   Comprehensive income


   Dividends paid......................................................                -            -        (696)

   Purchase of  treasury stock (405,400 shares)........................                -       (3,618)     (3,618)

    Issuance of 15,160 shares for exercise of options..................                -          120          57
                                                                           -------------     --------     -------

Balance at March 31, 1999..............................................             $761      ($5,411)    $36,947
                                                                           =============     ========     =======




          See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------------

                                                                                        1999                    1998
                                                                                        ----                    ----


Cash flows from operating activities:
   Net Income                                                                          $1,321                  $1,478

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses                                               (3)                    (18)
     Depreciation and amortization                                                        123                     154
     Deferred income tax expense (benefit)                                                (21)                     86
     Amortization of premiums, fees and discounts                                         178                     111
     (Gains) on sale of investment securities                                               -                     (9)
     (Gains) on sales of mortgage loans                                                   (71)                    (52)
     (Increase) decrease in loans held for sale                                            31                    (815)
     (Increase) in accrued interest receivable                                             (2)                    (56)
     Decrease in other assets                                                             210                     567
     (Decrease) in accrued interest payable                                               (55)                   (204)
     Increase in other liabilities and escrow deposits                                    829                     336
                                                                                 -------------            ------------

         Net cash provided by operating activities                                      2,540                   1,578
                                                                                 -------------            ------------

Cash flows from investing activities:
   Purchase of investment securities available for sale                                (8,281)                (10,204)
   Proceeds from sales of investment securities available for sale                          -                     372
   Proceeds from maturities of investment securities available for sale                 9,000                  10,000
   Proceeds from payments of mortgage-backed securities
     available for sale                                                                 2,419                   2,485
   Net decrease (increase) in loans                                                     2,938                  (4,747)
   Purchases of premises and equipment                                                   (132)                   (271)
                                                                                 -------------            ------------

      Net cash (used in) investing activities                                          $5,944                 ($2,365)
                                                                                 -------------            ------------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                 (3,208)                    331
   Net (decrease) in other borrowed funds                                              (1,191)                    (19)
   Dividends paid                                                                        (696)                   (496)
   Purchase of treasury stock                                                          (3,618)                      -
   Proceeds from issuance of common stock                                                  57                     197
                                                                                 -------------            ------------

          Net cash provided by (used in) financing activities                          (8,656)                     13

   Net increase (decrease) in cash and cash equivalents                                  (172)                   (774)
   Cash and cash equivalents at beginning of year                                      12,039                  13,479
                                                                                 -------------            ------------

   Cash and cash equivalents at end of period                                         $11,867                 $12,705

   Cash paid during the period for:
       Interest                                                                        $3,009                  $3,113
       Income taxes                                                                      $145                    $100


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 1998. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Certain amounts have been reclassified to conform with the 1999 presentation. All share data reflect the effect of a 2-for-1 stock split which occurred on May 12, 1998.

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters ended March 31, 1999 and 1998 are as follows:

                                 NET INCOME                   WEIGHTED AVERAGE SHARES              NET INCOME PER SHARE
                           --------------------------------------------------------------------------------------------------
                             1999            1998             1999                1998             1999             1998
                           --------------------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                  $1,321          $1,478            7,673               7,636            $0.17            $0.19
Effect of dilutive
   stock options                -               -              191                 468                -             0.01
                            -----          ------            -----               -----             ----             ----
Dilutive EPS               $1,321          $1,478            7,864               8,104            $0.17            $0.18
                            =====           =====            =====               =====             ====             ====


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

     Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. The section entitled "Year 2000" also contains forward-looking statements. Anticipated expenses or delays in dealing with year-2000 issues by the Corporation, its suppliers and borrowers could results in material differences between the forward-looking statements and actual results. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Form 10-Q.

GENERAL

     Warren Bancorp, Inc.'s operating results for the three months ended March 31, 1999 (the "1999 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 1999 quarter as compared to the three months ended March 31, 1998 (the "1998 quarter") primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower interest rates than in the 1998 quarter. When general interest rates decrease, the yield on the Bank's total assets will typically decrease more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low interest rates may not have their rates reduced at the same rate as the Bank's assets. Further reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings.

     Real estate acquired by foreclosure of $1.5 million remained unchanged at March 31, 1999 from December 31, 1998. Nonperforming loans decreased by $127,000 to $511,000 during the 1999 quarter. Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

     On January 20, 1999, the Board of Directors authorized a new common stock repurchase program which allows the repurchase of shares up to approximately 5% of the 7,721,000 shares outstanding on that date. As of May 6, 1999, the Corporation has repurchased 394,000 shares under its current authorization. The repurchases, including block repurchases, may be made from time to time in the open market or in private transactions depending on market conditions and may be discontinued at any time.

SUBSEQUENT EVENTS

     On April 23, 1999, the Corporation declared an increase in the quarterly dividend to 10 cents ($.10) per share from ($.09) per share and a special dividend of 24 cents ($.24) per share. Both are payable May 17, 1999 to stockholders of record on May 3, 1999.

     The Corporation also announced that its Board of Directors (the "Board") adopted a new Shareholder Rights Plan (the "Plan") which replaces its recently expired Plan. The Plan is designed to enhance the Board's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Corporation is made in the future, and is intended to provide the Board with sufficient time to consider any and all alternatives to such action. The Plan was not adopted in response to any takeover attempt, and the Corporation is not aware of any such attempt.

     In connection with the adoption of the Plan, the Board declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to shareholders of record as of April 22, 1999. Initially, these rights will not be exercisable and will trade with the shares of The Corporation's common stock. Under the Plan, the rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of the Corporation, if a person who owns 10% or more of the common stock of the Corporation is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would results in that person owning 15% or more of the common stock of the Corporation. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Corporation's common stock having a value of twice the exercise price of the right. If the Corporation is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

ASSET/LIABILITY MANAGEMENT

     A primary objective of the Corporation's asset/liability management policy is to manage interest-rate risk over time to achieve a prudent level of net interest income in changing interest-rate environments. Management's strategies are intended to be responsive to changes in interest rates and to recognize market demands for particular types of deposit and loan products. These strategies are overseen by an internal Asset/Liability Management Committee and by the Bank's Board of Directors and the risks are managed with techniques such as simulation analysis, which measures the effect on net interest income of possible changes in interest rates, and "gap" analysis, using models similar to the one shown on the following page.

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should decline by less than 13%. This policy remained in effect during the quarter, and in management's opinion there were no material changes in interest rate risk since December 31, 1998, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

     The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 1999. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                MARCH 31, 1999
                                                                                --------------
                                                  0-3               3-6              6-12              1-5             OVER 5
                                                 MONTHS            MONTHS           MONTHS            YEARS             YEARS
                                                 ------            ------           ------            -----            ------

                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities.......................    $27,381           $10,563          $24,233           $29,924          $     -
Loans held for sale.........................      1,161                 -                -                 -                -
Adjustable-rate loans.......................     80,706            20,193           34,305            86,004            2,448
Fixed-rate loans............................      5,210             1,718            6,462            19,347            6,790
Mortgage-backed securities..................      1,955             5,509            5,197             3,710            1,200
                                                -------           -------          -------           -------          -------
   Total interest sensitive assets.........     116,413            37,983           70,197           138,985           10,438
                                                -------           -------          -------           -------          -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts...................................     17,319            17,319                -                 -                -
Time deposits...............................     35,293            34,518           35,540            47,435                2
Other deposits (a)..........................     10,611            10,611           22,705            85,003           10,269
Borrowings..................................      3,812                 -                -                33            2,638
                                                -------           -------          -------           -------          -------
   Total interest sensitive liabilities.....     67,035            62,448           58,245           132,471           12,909
                                                -------           -------          -------           -------          -------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities......................    $49,378          $(24,465)         $11,952            $6,514          $(2,471)
                                                =======           =======          =======            ======          =======

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities......    $49,378           $24,913          $36,865           $43,379          $40,908
                                                 ======           =======          =======           =======          =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities.............      173.7%            119.2%           119.6%            113.6%           112.3%
                                                  =====             =====            =====             =====            =====

Cumulative excess (deficiency) as a
 percentage of total assets.................       12.6%              6.4%             9.4%             11.1%            10.5%
                                                  =====              ====            =====             =====            =====

----------
(a)  Other deposits consist of regular savings and N.O.W. accounts.

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 1999 quarter, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at March 31, 1999.

     During 1999, the primary sources of liquidity were $6.2 million in loan sales, proceeds from maturities of investment securities of $9.0 million and proceeds from paydowns of mortgage-backed securities of $2.4 million. Primary uses of funds were $27.1 million in residential, commercial real estate and commercial loan originations and $8.3 million to purchase investment securities. At March 31, 1999, the Bank had $6.1 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and stock repurchases by the Corporation are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 1999:

     WITHIN ONE YEAR                                                                                     (IN THOUSANDS)
     ---------------
                  Less than 3 months....................................................                    $ 4,379
                  3 to 6 months.........................................................                      4,596
                  6 to 12 months........................................................                      6,459
                                                                                                            -------
                                                                                                             15,434
                  More than 12 months...................................................                      8,901
                                                                                                            -------
                                                                                                            $24,335
                                                                                                            =======

CAPITAL ADEQUACY

     Total stockholders' equity at March 31, 1999 was $36.9 million, a decrease of $3.0 million from $39.9 million at December 31, 1998. Included in stockholders' equity at March 31, 1999 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $761,000 as compared to an unrealized gain at December 31, 1998 of $799,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.46% at March 31, 1999 compared to 10.05% at December 31, 1998.

     At March 31, 1999, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 1999, the FRB leverage capital ratio was 9.46% compared to 10.10% at December 31, 1998.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 1999, the Bank's leverage capital ratio, under FDIC guidelines, was 8.72% compared to 9.20% at December 31, 1998.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.99% and 11.33%, respectively, at March 31, 1999 compared to 12.71% and 11.68% at December 31, 1998, thus exceeding their risk-based capital requirements.

     As of March 31, 1999, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.33%, 10.10%, and 8.72%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

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

     As part of the Corporation's contract with its outside data processing service provider, the data service provider will ensure year-2000 compliance of the core banking systems that it provides to the Corporation. All costs related to this aspect of the year-2000 effort are the responsibility of the provider. The provider, which services over 600 banks in the United States, has completed remediation efforts and testing is well underway on its information systems and is scheduled to be completed by May 31, 1999. The first phase of testing began in November, 1998 with two separate teams made up of the Corporation's employees inputting and validating data. Another testing phase began in February, 1999. To date, the provider is on schedule and testing by the Corporation's employees has produced satisfactory results.

     Test plans for systems not provided by the data service provider are ongoing. As these systems are identified, test scripts are developed on an individual basis. The testing phase began on October 16, 1998 and will continue through May 31, 1999 on these systems.

     Included in its 1998 business plan, the Corporation upgraded all of its personal computers and associated software, all of which were year-2000 certified upon purchase. This upgrade is substantially completed with a small number of units to be installed on or before June 30, 1999. The Corporation has contacted its commercial borrowers by personal contact and questionnaires to monitor their preparedness and has also notified deposit customers by mail of the Corporation's year-2000 efforts. Additional customer contact will take place in 1999 that will include direct mailing, a web page and a dedicated telephone line specifically for year-2000 issues. A list of significant third party vendors (telephone systems, electric utilities, security systems, etc.) has been developed and monitoring of their year-2000 preparedness is in process. A contingency plan is in the process of being developed in the event that the Corporation's third party vendors do not remediate their own year-2000 issues and is scheduled to be completed by June 30, 1999. At the present time the Corporation has not received any indication from its vendors that they will not be year-2000 compliant. The ability of third parties, including the Corporation's borrowers, with whom the Corporation transacts business to adequately address their year-2000 issues is outside of the Corporation's control. Due to this uncertainty, the failure of such third parties of the Corporation to adequately address their own year-

2000 issues could have a material adverse effect on the Corporation's financial condition and results of operations. These adverse effects could be the result of but not limited to borrowers failing to repay loans, loss of business opportunities due to a failure to properly transact business and loss of customers to competition due to customer-service failure. This uncertainty cannot be quantified at this time.

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

FINANCIAL CONDITION

     The Corporation's total assets decreased to $390.5 million at March 31, 1999 from $397.1 million at December 31, 1998. Decreases occurred in residential mortgage, commercial real estate and commercial loans and investments available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $106.5 million at March 31, 1999 from $109.8 million at December 31, 1998. A majority of this decrease was from the maturity of corporate notes. Mortgage-backed securities decreased to $17.9 million at March 31, 1999 from $20.4 million at December 31, 1998 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 1999 ARE AS FOLLOWS:

                                                                          GROSS            GROSS
                                                     AMORTIZED         UNREALIZED        UNREALIZED        FAIR
                                                       COST               GAINS            LOSSES          VALUE
                                                     ---------         ----------        ----------        -----
                                                                              (IN THOUSANDS)

AVAILABLE-FOR-SALE

Fixed income mutual funds...................         $  28,706              $426          $     -          $29,132
FNMA mortgage-backed securities.............            12,339               369                -           12,708
GNMA mortgage-backed securities.............             5,231                 5               (5)           5,231
U.S. Government and related
 obligations................................             4,514                 7               (2)           4,519
Corporate notes.............................            40,640                25              (32)          40,633
Preferred stock.............................             7,310               386                -            7,696
                                                      --------            ------         --------         --------
                                                        98,740             1,218              (39)          99,919
                                                      --------            ------         --------         --------

OTHER

Foreign government bonds and
  notes.....................................               750                 -                -              750
Stock in Federal Home Loan Bank
  of Boston.................................             4,110                 -                -            4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108                 -                -              108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576               240                -            1,816
                                                      --------            ------          -------          -------
                                                         6,544               240                -            6,784
                                                      --------            ------          -------          -------
                                                      $105,284           $ 1,458         $    (39)        $106,703
                                                       =======            ======          =======          =======


LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale decreased by $2.8 million during the 1999 quarter to $264.9 million at March 31, 1999. This decrease is the result of decreases in residential mortgage, commercial real estate and commercial loans. Due to the decline in interest rates, the adjustable-rate residential loan portfolio has decreased significantly due to refinancing into fixed-rate loans. Commercial real estate loans decreased during the 1999 quarter due mainly to large prepayments. These decreases were partially offset by increases in commercial and commercial construction loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of March 31, 1999 and December 31, 1998 (in thousands):

                                                            MARCH 31, 1999                   DECEMBER 31, 1998
                                                            --------------                   -----------------

Residential mortgages................................         $  43,502                          $  45,658
Commercial real estate...............................           156,059                            163,154
Commercial construction .............................            15,535                             13,620
Commercial loans.....................................            27,822                             23,726
Consumer loans.......................................            20,776                             20,317
                                                               --------                           --------
                                                              $ 263,694                          $ 266,475
                                                               ========                           ========

     Residential mortgage loan originations during the 1999 quarter were $8.5 million compared to $9.7 million in the 1998 quarter. The Corporation originated $6.1 million in fixed-rate loans during the 1999 quarter compared to $8.2 million during the 1998 quarter. Adjustable-rate loans totaling $2.4 million were originated during the 1999 quarter compared to $1.5 million during the 1998 quarter. The Corporation sold loans totaling $6.2 million during the 1999 quarter compared to $8.6 million sold in the 1998 quarter. At March 31, 1999, the Corporation held $1.2 million of fixed-rate residential mortgage loans for sale compared to $1.2 million at December 31, 1998.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 1999 there were four loans considered impaired and accruing totaling $1,041,000 compared to four loans considered impaired and accruing totaling $710,000 at December 31, 1998.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $511,000 at March 31, 1999 compared to $638,000 at December 31, 1998. Included in nonperforming loans is one loan considered impaired and nonaccruing in the amount of $329,000 at March 31, 1999. There were no loans considered impaired and nonaccruing at December 31, 1998. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                                            MARCH 31, 1999             DECEMBER 31, 1998
                                                                            --------------             -----------------
                                                                                      (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears..............................         $  0                           $163
Nonaccrual loans.......................................................          511                            475
                                                                                 ---                            ---
Total nonperforming loans..............................................         $511                           $638
                                                                                 ===                            ===
Percentage of nonperforming loans to:
Total loans............................................................         0.19%                          0.24%
                                                                                ====                           ====
Total assets...........................................................         0.13%                          0.16%
                                                                                ====                           ====

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $1.5 million at March 31, 1999 and December 31, 1998. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loans or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land. If conditions become unstable in the Massachusetts real estate market, losses and writedowns could occur as the Corporation reduces the book value of real estate to reflect likely realizable values.

     In summary, nonperforming assets are as follows (in thousands):

                                                                            MARCH 31, 1999             DECEMBER 31, 1998
                                                                            --------------             -----------------

Nonperforming loans....................................................       $  511                        $  638
Real estate acquired by foreclosure....................................        1,450                         1,450
                                                                               -----                         -----
Total nonperforming assets.............................................       $1,961                        $2,088
                                                                               =====                         =====

Total nonperforming assets as a
   percentage of total assets..........................................          0.5%                          0.5%

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the three months ended March 31, 1999 and March 31, 1998 (dollars in thousands):

                                                                                                            1999             1998
                                                                                                            ----             ----
Balance at beginning of period...................................................................          $4,023           $4,066
                                                                                                            -----            -----

Losses charged to the allowance:
    Residential mortgage.........................................................................               -                -
    Commercial mortgage and construction.........................................................               -                -
    Commercial loans.............................................................................               -                -
    Consumer loans...............................................................................               1              51
                                                                                                            -----            -----
                                                                                                                1              51
                                                                                                            -----            -----

Loan recoveries:
    Residential mortgage.........................................................................               -                -
    Commercial mortgage and construction.........................................................              67              12
    Commercial loans.............................................................................               7                2
    Consumer loans...............................................................................              13               12
                                                                                                            -----            -----
                                                                                                               87               26
                                                                                                            -----            -----

Net charge-offs..................................................................................             (86)             (25)
                                                                                                            -----            -----

Provision for (recovery of) loan losses (credited) to income.....................................              (3)             (18)
                                                                                                            -----            -----
Balance at end of period.........................................................................          $4,106           $4,023
                                                                                                            =====            =====

Allowance to total loans at end of period........................................................            1.56%            1.64%
                                                                                                            =====            =====

Allowance to nonperforming loans at end of period................................................           803.5%           946.6%
                                                                                                            =====            =====

Allocation of ending balance:
    Residential mortgage.........................................................................           $ 585            $ 619
    Commercial mortgage and construction.........................................................           2,929            2,894
    Commercial loans.............................................................................             399              298
    Consumer loans...............................................................................             193              212
                                                                                                            -----            -----
                                                                                                           $4,106           $4,023
                                                                                                            =====            =====

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.4 million of impaired loans, of which $1,042,000 is measured using the present value method and $329,000 using the fair value method, is $212,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 1999, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at March 31, 1999 and December 31, 1998 are $1.5 million and $1.4 million, respectively, of deferred income taxes receivable. Also included in other assets at December 31, 1998 was a current income tax receivable of $139,000.

LIABILITIES

     Deposits decreased to $343.8 million at March 31, 1999 from $347.0 million at December 31, 1998. This decrease took place primarily in NOW and time deposits and was partially offset by increases in savings and money market deposit accounts.

     Federal Home Loan Bank of Boston advances were $2,671,000 at March 31, 1999 and December 31, 1998. Securities sold under agreement to repurchase were $3.8 million at March 31, 1999 and $5.0 million at December 31, 1998.

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

     The Corporation follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. The adoption of SFAS No. 131 had no effect on the Corporation's primary financial statements, but did result in the disclosure of segment information contained herein.

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

     Specific reportable segment information as of and for the quarters ended March 31, 1999 and 1998 is as follows (in thousands):


                          QUARTER ENDED MARCH 31, 1999


                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING         OTHER        ELIMINATIONS      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------

Interest income-external            $4,546        $ 2,513          $  50                             $7,109

Interest income-internal                 -          2,137             10          $(2,147)                -

Fee and other income                    32            186             67                                285

Net income                           1,030            634           (343)                             1,321


                          QUARTER ENDED MARCH 31, 1998


                                   CORPORATE      PERSONAL                                       WARREN BANCORP
                                    BANKING        BANKING         OTHER        ELIMINATIONS      CONSOLIDATED
---------------------------------------------------------------------------------------------------------------

Interest income-external           $ 4,253        $ 2,889          $ 100                -            $7,242

Interest income-internal                 -          2,080              6          $(2,086)                -

Fee and other income                    17            178             60                                255

Net income                             851            673             46                              1,478


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

GENERAL

     The Corporation recorded a profit for the 1999 quarter of $1.3 million compared to a profit for the 1998 quarter of $1.5 million. The decrease in the 1999 quarter profit is primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower interest rates as compared to the 1998 quarter. Income before taxes was $2.0 million in the 1999 quarter compared to $2.2 million in the 1998 quarter.

     Net interest income for the 1999 and 1998 quarters was $4.2 million and $4.3 million, respectively. The weighted average interest rate spread for the 1999 quarter was 4.22% compared to 4.73% for the 1998 quarter. The net yield on average earning assets was 4.46% for the 1999 quarter and 4.90% for the 1998 quarter. The return on average assets and the return on average stockholders' equity were 1.34% and 13.72%, respectively, for the 1999 quarter compared to 1.60% and 14.62%, respectively, for the 1998 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $7.1 million for the 1999 quarter from $7.2 million for the 1998 quarter. Interest on loans remained $5.5 million for the 1999 and the 1998 quarters, respectively. The average loan yield decreased to 8.38% for the 1999 quarter from 9.20% for the 1998 quarter and average loans outstanding increase during the 1999 quarter as compared to the 1998 quarter. Interest and dividends on investments was $1.3 and $1.2 million for the 1999 and 1998 quarters, respectively. This increase is attributed to an increase in the average amount of investments held despite a decrease in the average yield on investments to 5.67% for the 1999 quarter from 6.10% for the 1998 quarter. Mortgage-backed securities income decreased to $327,000 in the 1999 quarter from $512,000 in the 1998 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 6.89% for the 1999 quarter compared to 7.14% in the 1998 quarter.

INTEREST EXPENSE

     Interest on deposits remained $2.9 million for the 1999 and 1998 quarters, respectively. The average cost of deposits decreased to 3.41% for the 1999 quarter from 3.59% for the 1998 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $74,000 from $30,000 for the 1999 and 1998 quarters, respectively. This increase is primarily related to an increase in borrowed funds. The average cost of borrowings was 3.69% for the 1999 quarter and 2.93% for the 1998 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 1999 quarter was $285,000 compared to $255,000 for the 1998 quarter. The gain from the sale of mortgage loans was $71,000 in the 1999 quarter compared to $52,000 in the 1998 quarter. There were no sales of investment securities in the 1999 quarter. The gain from the sale of investment securities was $9,000 for the 1998 quarter.

NON-INTEREST EXPENSE

     Total non-interest expense remained $2.4 million in the 1998 and 1997 quarters, respectively. Salary and employee benefits increased to $1.5 million in the 1999 quarter from $1.4 million in the 1998 quarter. There was no real estate operations expense in the 1999 quarter compared to $25,000 in the 1998 quarter.

  INCOME TAX EXPENSE

     Income tax expense for the 1999 quarter decreased to $720,000 from $765,000 for the 1998 quarter due to lower pretax income.

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

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  None

ITEM 5.           OTHER INFORMATION
                  -----------------
                  None

ITEM 6.           EXHIBITS
                  --------
                  27.1  Financial Data Schedule - 1999
                  27.2  Financial Data Schedule - 1998 Restated

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    WARREN BANCORP, INC.





DATE:  May 12, 1999                          By:    /s/ John R. Putney
                                                --------------------------------
                                                    John R. Putney
                                                    President and
                                                    Chief Executive Officer



DATE:  May 12, 1999                          By:    /s/ Paul M. Peduto
                                                --------------------------------
                                                    Paul M. Peduto
                                                    Treasurer
                                                    (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)