Form 10-Q
period 1999-06-30
WARREN BANCORP INC
filed 1999-08-13
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended JUNE 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to
                              -----------------    -----------------

Commission File No. 0-17222

                              WARREN BANCORP, INC.
             (Exact Name of registrant as specified in the charter)

     MASSACHUSETTS                                        04-3024165
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



10 MAIN STREET, PEABODY, MASSACHUSETTS                      01960
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

            Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at August 6, 1999
---------------------------------------      -----------------------------------

Common Stock, par value $.10 per share                  7,323,211

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                            JUNE 30,           DECEMBER 31,
                                                                                             1999                 1998
                                                                                          ---------           -----------
ASSETS
Cash and due from banks (non-interest bearing)                                             $  7,898            $  7,497
Money market funds and overnight investments                                                  6,994               4,542
                                                                                           --------            --------
   Cash and cash equivalents                                                                 14,892              12,039
Investment and mortgage-backed securities available for sale  (amortized cost of
   $90,019 at  June 30, 1999 and  $102,055 at December 31, 1998)                             90,711             103,294
Other investments (fair value of $7,034 at June 30, 1999 and  December 31, 1998)              6,794               6,544
Loans held for sale                                                                           1,472               1,192
Loans                                                                                       272,832             266,475
Allowance for loan losses                                                                    (4,172)             (4,023)
                                                                                           --------            --------
   Net loans                                                                                268,660             262,452
Banking premises and equipment, net                                                           5,085               5,004
Accrued interest receivable                                                                   2,535               2,803
Real estate acquired by foreclosure                                                           1,336               1,450
Other assets                                                                                  2,275               2,287
                                                                                           --------            --------

   Total assets                                                                            $393,760            $397,065
                                                                                           ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                                $349,311            $347,012
   Borrowed funds                                                                             7,256               7,674
   Escrow deposits of borrowers                                                               1,063               1,065
   Accrued interest payable                                                                     509                 589
   Accrued expenses and other liabilities                                                     1,167                 804
                                                                                           --------            --------

     Total liabilities                                                                      359,306             357,144
                                                                                           --------            --------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none                                                             --                  --
    Common stock, $.10 par value;  Authorized - 20,000,000 shares;
     Issued - 8,094,414 shares at June 30, 1999 and December 31, 1998
   Outstanding - 7,323,211 shares at June 30, 1999 and 7,826,691 shares at
       December 31, 1998                                                                        809                 809
   Additional paid-in capital                                                                35,627              35,710
   Retained earnings                                                                          3,960               4,516
   Treasury stock, at cost, 771,203 shares at June 30, 1999 and 267,723 shares at
       December 31, 1998                                                                     (6,387)             (1,913)
                                                                                           --------            --------
                                                                                             34,009              39,122
   Unrealized gain on securities available for sale, net of income taxes                        445                 799
                                                                                           --------            --------

      Total stockholders' equity                                                             34,454              39,921
                                                                                           --------            --------

      Total liabilities and stockholders' equity                                           $393,760            $397,065
                                                                                           ========            ========








          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
                                                                           -------------------      ------------------
                                                                              1999        1998        1999        1998

                                                                      (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                                         $5,595      $5,619     $11,112     $11,146
   Interest and dividends on investments                                      1,286       1,257       2,551       2,460
   Interest on mortgage-backed securities                                       287         462         614         974
                                                                             ------      ------     -------     -------
      Total interest and dividend income                                      7,168       7,338      14,277      14,580
                                                                             ------      ------     -------     -------

Interest expense:
   Interest on deposits                                                       2,797       2,887       5,677       5,766
   Interest on borrowed funds                                                    77          54         151          84
                                                                             ------      ------     -------     -------
      Total interest expense                                                  2,874       2,941       5,828       5,850
                                                                             ------      ------     -------     -------

      Net interest income                                                     4,294       4,397       8,449       8,730
Provision for (recovery of) loan losses                                         36         (50)          33         (68)
                                                                             ------      ------     -------     -------
      Net interest income after provision for (recovery of)
         loan losses                                                          4,258       4,447       8,416       8,798
                                                                             ------      ------     -------     -------

Non-interest income:
   Customer service fees                                                        248         234         460         426
   Gains on sales of investment securities, net                                  --         179          --         188
   Gains on sales of mortgage loans                                              82          79         153         131
   Other                                                                        (19)          1         (17)          3
                                                                             ------      ------     -------     -------

      Total non-interest income                                                 311         493         596         748
                                                                             ------      ------     -------     -------

      Income before non-interest expense and income taxes                     4,569       4,940       9,012       9,546
                                                                             ------      ------     -------     -------

Non-interest expense:
   Salaries and employee benefits                                             1,562       1,477       3,091       2,890
   Office occupancy and equipment                                               259         296         534         601
   Professional services                                                         74          60         113          91
   Marketing                                                                     73          87         105         127
   Real estate operations                                                       (10)          1         (10)         26
   Outside data processing expense                                              123         125         234         250
   Other                                                                        440         438         856         862
                                                                             ------      ------     -------     -------
      Total non-interest expenses                                             2,521       2,484       4,923       4,847
                                                                             ------      ------     -------     -------


       Income before income taxes                                             2,048       2,456       4,089       4,699
 Income tax expense                                                             715         837       1,435       1,602
                                                                             ------      ------     -------     -------

     Net income                                                              $1,333      $1,619     $ 2,654     $ 3,097
                                                                             ======      ======     =======     =======

     Basic earnings per share                                              $   0.18      $ 0.21     $  0.35     $  0.40
                                                                           ========      ======     =======     =======

     Diluted earnings per share                                            $   0.18      $ 0.20     $  0.34     $  0.38
                                                                           ========      ======     =======     =======







          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                                                                                 ACCUMULATED
                                                                           ADDITIONAL            OTHER
                                                    COMPREHENSIVE  COMMON  PAID-IN    RETAINED   COMPREHENSIVE   TREASURY
                                                    INCOME         STOCK   CAPITAL    EARNINGS   INCOME          STOCK     TOTAL
                                                    -------------  ------  ---------- --------   ------------    --------  -----
                                                                               (Dollars in thousands)
Balance at December 31, 1997 .....................                 $780    $34,724    $4,282     $1,416         ($1,174)   $40,028

   Comprehensive income:
     Net income ..................................    $3,097        --        --       3,097        --             --        3,097
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes ..................      (388)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $63,
         included in net income ..................       125
                                                      ------
          Total other comprehensive income (loss).      (263)       --        --         --        (263)           --         (263)
                                                      ------
   Comprehensive income ..........................    $2,834
                                                      ======
   Dividends paid ................................                  --        --      (4,247)       --             --       (4,247)

   Tax benefit of stock options exercised ........                  --          61       --         --             --           61

    Issuance of 260,405 common shares
    for exercise of options ......................                   29        925       --         --               38        992
                                                                   ----    ------     ------     ------         -------    -------

Balance at June 30, 1998 .........................                  809     35,710     3,132      1,153          (1,136)    39,668

   Comprehensive income:
     Net income ..................................    $2,807        --        --       2,807        --             --        2,807
     Other comprehensive income (loss):
        Unrealized loss  on securities available
         for sale, net of taxes ..................      (351)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $3,
         included in net income ..................        (3)
                                                      ------
          Total other comprehensive income.........     (354)       --          --       --        (354)           --         (354)
                                                      ------

   Comprehensive income ..........................    $2,453
                                                      ======
   Purchase of treasury stock (102,523 shares) ..                   --        --         --         --             (928)      (928)

   Dividends paid ................................                  --        --      (1,423)       --             --       (1,423)

   Issuance of 25,815 shares for exercise
   of options ...................................                   --        --         --         --              151        151
                                                                   ----     ------    ------     ------         -------    -------
Balance at December 31, 1998 .....................                  809     35,710     4,516        799          (1,913)    39,921

   Comprehensive income:
     Net income ..................................    $2,654        --        --       2,654        --             --        2,654
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes ..................      (354)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $0,
         included in net income ..................       --
                                                      ------
          Total other comprehensive income .......      (354)       --        --         --        (354)           --         (354)
                                                      ------
   Comprehensive income ..........................    $2,300
                                                      ======

   Dividends paid ................................                  --        --      (3,210)       --             --       (3,210)

   Purchase of  treasury stock (523,400 shares) ..                  --        --         --         --           (4,634)    (4,634)

   Issuance of 19,920 shares for exercise
   of options ...................................                   --         (83)      --         --              160         77
                                                                   ----    -------   -------    -------         -------    -------
Balance at June 30, 1999 .........................                 $809    $35,627   $ 3,960    $   445         ($6,387)   $34,454
                                                                   ====    =======   =======    =======         =======    =======



           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------
                                                                                           1999            1998
                                                                                          -------         -------
                                                                                            (In thousands)
Cash flows from operating activities:
   Net Income                                                                             $ 2,654         $ 3,097

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses                                                   33             (68)
     Depreciation and amortization                                                            247             306
     Deferred income tax expense                                                               21             135
     Amortization of premiums and discounts                                                   347             136
     (Gains) on sales of investment securities                                                --             (188)
     (Gains) on sales of mortgage loans                                                      (153)           (131)
     (Gains) on sale of real estate acquired by foreclosure                                   (11)            (17)
     (Increase)  in loans held for sale                                                      (280)           (668)
     Decrease in accrued interest receivable                                                  268              69
     (Increase) decrease in other assets                                                      183            (104)
     (Decrease) in accrued interest payable                                                   (80)           (184)
     Increase in other liabilities and escrow deposits                                        361             209
                                                                                          -------         -------

         Net cash provided by operating activities                                          3,590           2,592
                                                                                          -------         -------

Cash flows from investing activities:
   Purchase of investment securities                                                      (10,554)        (23,486)
   Proceeds from sales of investment securities available for sale                           --             2,525
   Proceeds from maturities of investment securities                                       18,123          19,372
   Proceeds from payments of mortgage-backed securities                                     3,871           5,191
   Proceeds from sales of real estate acquired by foreclosure                                  64             450
   Net (increase) in loans                                                                 (6,027)         (5,149)
   Purchases of premises and equipment                                                       (328)           (471)
                                                                                          -------         -------

      Net cash provided by (used in)  investing activities                                  5,149          (1,568)
                                                                                          -------         -------

Cash flows from financing activities:
   Net increase in deposits                                                                 2,299           5,001
   Proceeds from Federal Home Loan Bank advances                                             --             2,000
   Net increase (decrease) in other borrowed funds                                           (418)            478
   Dividends paid                                                                          (3,210)         (4,247)
   Purchase of treasury stock                                                              (4,634)           --
   Stock options exercised                                                                     77             992
                                                                                          -------         -------
Net cash provided by (used in)  financing activities                                       (5,886)          4,224
                                                                                          -------         -------

Net increase in cash and cash equivalents                                                   2,853           5,248
Cash and cash equivalents at beginning of period                                           12,039          13,479
                                                                                          -------         -------

Cash and cash equivalents  at end of period                                               $14,892         $18,727
                                                                                          -------         -------

Cash paid during the period for:
     Interest                                                                             $ 5,908         $ 6,034
     Income taxes                                                                         $ 1,275         $ 1,725



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

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters and six months ended June 30, 1999 and 1998 are as follows:

                                                                       QUARTER ENDED JUNE 30,
                                             ---------------------------------------------------------------------------
                                                NET INCOME             WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                                             ---------------------------------------------------------------------------
                                              1999     1998                1999     1998                1999    1998
                                             ---------------------------------------------------------------------------
                                                                 (In thousands, except per-share data)

Basic EPS                                    $1,333   $1,619                7,356    7,856               $0.18  $0.21
Effect of dilutive
   stock options                               --       --                    188      322                --     0.01
                                             ------   ------               ------   ------               -----  -----
Dilutive EPS                                 $1,333   $1,619                7,544    8,178               $0.18  $0.20
                                             ======   ======               ======   ======               =====  ======


                                                                       SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------------------
                                                NET INCOME             WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                                            -------------------------------------------------------------------------------
                                              1999     1998                1999     1998                1999    1998
                                            -------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                                    $2,654   $3,097                7,513    7,747              $0.35   $0.40
Effect of dilutive
   stock options                               --       --                    199      425               0.01    0.02
                                             ------   ------               ------   ------              -----   -----
Dilutive EPS                                 $2,654   $3,097                7,712    8,172              $0.34   $0.38
                                             ======   ======               ======   ======              =====   =====


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

     PERSONAL BANKING

     The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. This business purchases adjustable-rate mortgage loans from another business group and services all loans in its business.

     Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of mortgage loans and securities.

     Specific reportable segment information as of and for the quarters and six-month periods ended June 30, 1999 and 1998 is as follows (in thousands):

                                                               QUARTER ENDED JUNE 30, 1999


                                        CORPORATE      PERSONAL                                       WARREN BANCORP
                                         BANKING        BANKING         OTHER       ELIMINATIONS      CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Interest income-external                 $4,688         $2,408           $ 72            --            $ 7,168

Interest income-internal                    --           2,182             10         $(2,192)             --

Fee and other income                         67            186             58            --                311

Net income                                1,010            641           (318)           --              1,333


                                                               QUARTER ENDED JUNE 30, 1998


                                        CORPORATE      PERSONAL                                       WARREN BANCORP
                                         BANKING        BANKING         OTHER       ELIMINATIONS       CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Interest income-external                 $4,479         $2,715           $144            --            $ 7,338

Interest income-internal                    --           2,237              4         $(2,241)             --

Fee and other income                         45            195            253            --                493

Net income                                1,043            556            (20)           --              1,619

                                                               SIX MONTH PERIOD ENDED JUNE 30, 1999


                                        CORPORATE      PERSONAL                                       WARREN BANCORP
                                         BANKING        BANKING         OTHER       ELIMINATIONS      CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Interest income-external                 $9,234         $4,921          $ 122            --            $14,277

Interest income-internal                   --            4,319             20         $(4,339)             --

Fee and other income                         99            372            125            --                596

Net income                                2,040          1,275           (661)           --              2,654

                                                               SIX MONTH PERIOD ENDED JUNE 30, 1998


                                        CORPORATE      PERSONAL                                       WARREN BANCORP
                                        BANKING        BANKING         OTHER        ELIMINATIONS        CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
Interest income-external                 $8,732         $5,604           $244            --            $14,580

Interest income-internal                   --            4,317             10         $(4,327)             --

Fee and other income                         62            373            313            --                748

Net income                                1,894          1,229            (26)           --              3,097


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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three and six months ended June 30, 1999 (the "1999 quarter" and "1999 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 1999 period as compared to the six months ended June 30, 1998 (the "1998 period") primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower interest rates during the 1999 period than during the 1998 period. When general interest rates decrease, the yield on the Bank's total assets will typically decrease more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low interest rates may not have their rates reduced at the same rate as the Bank's assets. Further reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings.

     Real estate acquired by foreclosure decreased to $1.3 million at June 30, 1999 from $1.5 million at December 31, 1998. Nonperforming loans decreased by $194,000 to $444,000 during the 1999 period. Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

On January 20, 1999, the Board of Directors authorized a new common stock repurchase program which allows the repurchase of shares up to approximately 5% of the 7,721,000 shares outstanding on that date. As of June 30, 1999, the Corporation had repurchased approximately 400,000 shares.

     On April 22, 1999 the Corporation adopted a new Shareholder Rights Plan (the "Plan") which replaces its recently expired Plan. The Plan is designed to enhance the Corporation's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Corporation is made in the future, and is intended to provide the Corporation with sufficient time to consider any and all alternatives to such action. The Plan was not adopted in response to any takeover attempt, and the Corporation is not aware of any such attempt.

     In connection with the adoption of the Plan, the Board of Directors (the "Board") declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to shareholders of record as of April 22, 1999. Initially, these rights will not be exercisable and will trade with the shares of The Corporation's common stock. Under the Plan, the rights generally become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of the Corporation, if a person who owns 10% or more of the common stock of the Corporation is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would results in that person owning 15% or more of the common stock of the Corporation. In the event that a person becomes an "acquiring person" or is declared an "adverse person" by the Board, each holder of a right (other than the acquiring person or the adverse person) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Corporation's common stock having a value of twice the exercise price of the right. If the Corporation is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

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

The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 1999. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                  JUNE 30, 1999
                                                                                  -------------

                                                    0-3             3-6               6-12              1-5             OVER 5
                                                  MONTHS           MONTHS             MONTHS            YEARS           YEARS
                                                  ------           ------             ------            -----           -----

                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ......................     $ 28,957         $ 10,368          $ 21,963          $ 24,719          $  --
Loans held for sale ........................        1,472             --                --                --               --
Adjustable-rate loans ......................       87,864           19,083            27,194            88,167            6,706
Fixed-rate loans ...........................        3,933            4,510             3,120            24,953            6,858
Mortgage-backed securities .................        1,335            6,049             4,286             3,167            1,276
                                                 --------         --------          --------          --------          -------
   Total interest sensitive assets .........      123,561           40,010            56,563           141,006           14,840
                                                 --------         --------          --------          --------          -------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ..................................       18,689           18,690              --                --               --
Time deposits ..............................       36,867           21,812            46,768            47,055                2
Other deposits (a) .........................       10,594           10,930            22,547            84,152           10,105
Borrowings .................................        4,585             --                --                  33            2,638
                                                 --------         --------          --------          --------          -------
   Total interest sensitive liabilities ....       70,735           51,432            69,315           131,240           12,745
                                                 --------         --------          --------          --------          -------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities ...............................     $ 52,826         $(11,422)         $(12,752)         $  9,766          $ 2,095
                                                 ========         ========          ========          ========          =======

Excess of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities .....     $ 52,826         $ 41,404          $ 28,652          $ 38,418          $40,513
                                                 ========         ========          ========          ========          =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities ............        174.7%           133.9%            115.0%            111.9%           112.1%
                                                 ========         ========          ========          ========          =======

Cumulative excess as a
 percentage of total assets ................         13.4%             2.9%              7.3%              9.8%            10.3%
                                                 ========         ========          ========          ========          =======


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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 1999 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at June 30, 1999.

     During 1999, the primary sources of liquidity for the Bank were $13.5 million in loan sales, proceeds from maturities of investment securities of $18.1 million and proceeds from paydowns of mortgage-backed securities of $3.9 million. Primary uses of funds were $42.4 million in residential, commercial real estate and commercial loan originations and $10.6 million to purchase investment securities. At June 30, 1999, the Bank had $7.0 million in overnight investments.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 1999:

     WITHIN ONE YEAR                                                                             (IN THOUSANDS)
     ---------------
                  Less than 3 months....................................................         $ 9,099
                  3 to 6 months.........................................................           2,650
                  6 to 12 months........................................................           6,950
                                                                                                 -------
                                                                                                  18,699
                  More than 12 months...................................................           7,489
                                                                                                 -------
                                                                                                 $26,188
                                                                                                 =======

     The primary source of liquidity for Warren Bancorp, Inc. (the bank holding company) is dividends from the Bank. The primary uses of this liquidity are dividends paid and stock repurchases.

CAPITAL ADEQUACY

     Total stockholders' equity at June 30, 1999 was $34.5 million, a decrease of $5.4 million from $39.9 million at December 31, 1998. This decrease was primarily the results of a $4.6 million increase in treasury stock due to the Corporation's stock repurchase program and $3.2 million of dividends paid to shareholders. Included in stockholders' equity at June 30, 1999 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $445,000 as compared to an unrealized gain at December 31, 1998 of $799,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.75% at June 30, 1999 compared to 10.05% at December 31, 1998.

     At June 30, 1999, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 1999, the FRB leverage capital ratio was 8.77% compared to 10.10% at December 31, 1998.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 1999, the Bank's leverage capital ratio, under FDIC guidelines, was 8.42% compared to 9.20% at December 31, 1998.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.27% and 10.87%, respectively, at June 30, 1999 compared to 12.71% and 11.68% at December 31, 1998, thus exceeding their risk-based capital requirements.

     As of June 30, 1999, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 10.87%, 9.63%, and 8.42%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

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

     As part of the Corporation's contract with its outside data processing service provider, the data service provider will ensure year-2000 compliance of the core banking systems that it provides to the Corporation. All costs related to this aspect of the year-2000 effort are the responsibility of the provider. The provider, which services over 600 banks in the United States, has completed remediation efforts and testing has been completed. The first phase of testing began in November, 1998 with two separate teams made up of the Corporation's employees inputting and validating data. Another testing phase began in February, 1999. The provider met its schedule and testing by the Corporation's employees has produced satisfactory results.

     Test plans for systems not provided by the data service provider are also complete. As these systems were identified, test scripts were developed on an individual basis. The testing phase began on October 16, 1998 and was completed by May 31, 1999 as scheduled. Test results on these systems were also found to be satisfactory.

     Included in its 1998 business plan, the Corporation upgraded all of its personal computers and associated software, all of which were year-2000 certified upon purchase. This upgrade is now complete. The Corporation has contacted its commercial borrowers by personal contact and questionnaires to monitor their preparedness and has also notified deposit customers by mail of the Corporation's year-2000 efforts. Additional customer contact is taking place in 1999 that includes direct mailing, a web page and a dedicated telephone line specifically for year-2000 issues. A list of significant third party vendors (telephone systems, electric utilities, security systems, etc.) has been developed and monitoring of their year-2000 preparedness is in process. A contingency plan has been developed in the event that the Corporation's third party vendors do not remediate their own year-2000 issues. At the present time the Corporation has not received any indication from its vendors that they will not be year-2000 compliant. The ability of third parties, including the Corporation's borrowers, with whom the Corporation transacts business to adequately address their year-2000 issues is outside of the Corporation's control. Due to this uncertainty, the failure of such third parties of the Corporation to adequately address their own year-2000 issues could have a material adverse effect on the Corporation's financial condition and results of operations. These adverse effects could be the result of but not limited to borrowers failing to repay loans, loss of business opportunities due to a failure to properly transact business and loss of customers to competition due to customer-service failure. This uncertainty cannot be quantified at this time.

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

FINANCIAL CONDITION

     The Corporation's total assets decreased to $393.8 million at June 30, 1999 from $397.1 million at December 31, 1998. Decreases occurred in residential mortgages and investments available for sale and were partially offset by increases in commercial and commercial construction loans.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $97.5 million at June 30, 1999 from $109.8 million at December 31, 1998. A majority of this decrease was from the maturity of corporate notes. The proceeds from the maturity of these investments were used principally to fund loans and repurchase the Corporation's common stock. Mortgage-backed securities decreased to $16.3 million at June 30, 1999 from $20.4 million at December 31, 1998 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 1999 ARE AS FOLLOWS:

                                                                      GROSS           GROSS
                                                      AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                        COST          GAINS           LOSSES             VALUE
                                                      ---------       -----           ------             -----
                                                                           (IN THOUSANDS)
AVAILABLE-FOR-SALE

Fixed income mutual funds ........................    $28,706          $  166            $ (94)         $28,778
FNMA mortgage-backed securities ..................     11,221             298               (3)          11,516
GNMA mortgage-backed securities ..................      4,892              --              (86)           4,806
U.S. Government and related
 obligations .....................................      4,507               2               (6)           4,503
Corporate notes ..................................     33,383               3              (74)          33,312
Preferred stock ..................................      7,310             486             --              7,796
                                                      -------          ------            -----          -------
                                                       90,019             955             (263)          90,711
                                                      -------          ------            -----          -------

OTHER

Foreign government bonds and
  notes ..........................................      1,000            --               --              1,000
Stock in Federal Home Loan Bank
  of Boston ......................................      4,110            --               --              4,110
Stock in Depositors Insurance Fund
  Liquidity Fund .................................        108            --               --                108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .......................      1,576             240             --              1,816
                                                      -------          ------            -----          -------
                                                        6,794             240             --              7,034
                                                      -------          ------            -----          -------
                                                      $96,813          $1,195            $(263)         $97,745
                                                      =======          ======            =====          =======

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $6.6 million during the 1999 period to $274.3 million at June 30, 1999. This increase is the result of increases in commercial construction and commercial loans. Due to the decline in interest rates, the adjustable-rate residential loan portfolio has decreased significantly due to refinancing into fixed-rate loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of June 30, 1999 and December 31, 1998 (in thousands):

                                                            JUNE 30, 1999          DECEMBER 31, 1998
                                                            -------------          -----------------

Residential mortgages................................          $ 42,283                $ 45,658
Commercial real estate...............................           161,023                 163,154
Commercial construction .............................            17,022                  13,620
Commercial loans.....................................            30,936                  23,726
Consumer loans.......................................            21,568                  20,317
                                                               --------                --------
                                                               $272,832                $266,475
                                                               ========                ========

     Residential mortgage loan originations during the 1999 period were $19.8 million compared to $21.4 million in the 1998 period. The Corporation originated $13.7 million in fixed-rate loans during the 1999 period compared to $19.7 million during the 1998 period. Adjustable-rate loans totaling $6.1 million were originated during the 1999 period compared to $1.7 million during the 1998 period. The Corporation sold loans totaling $13.5 million during the 1999 period compared to $17.2 million sold in the 1998 period. At June 30, 1999, the Corporation held $1.5 million of fixed-rate residential mortgage loans for sale compared to $1.2 million at December 31, 1998.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 1999 there were four loans considered impaired and accruing totaling $1,040,000 compared to four loans considered impaired and accruing totaling $710,000 at December 31, 1998.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $444,000 at June 30, 1999 compared to $638,000 at December 31, 1998. Included in nonperforming loans are two loans considered impaired and nonaccruing in the amount of $393,000 at June 30, 1999. There were no loans considered impaired and nonaccruing at December 31, 1998. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

The table below details nonperforming loans at:

                                                                         JUNE 30, 1999     DECEMBER 31, 1998
                                                                         -------------     -----------------
                                                                             (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears                                   $ --                  $163
Nonaccrual loans ........................                                    444                   475
                                                                            ----                  ----
Total nonperforming loans ...............                                   $444                  $638
                                                                            ====                  ====
Percentage of nonperforming loans to:
Total loans .............................                                   0.16%                 0.24%
                                                                            ====                  ====
Total assets ............................                                   0.11%                 0.16%
                                                                            ====                  ====

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $1.3 million at June 30, 1999 and $1.5 million at December 31, 1998. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loans or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land. If conditions become unstable in the Massachusetts real estate market, losses and writedowns could occur as the Corporation reduces the book value of real estate to reflect likely realizable values.

     In summary, nonperforming assets are as follows (in thousands):

                                                                         JUNE 30, 1999     DECEMBER 31, 1998
                                                                         -------------     -----------------

Nonperforming loans ...............                                         $  444               $  638
Real estate acquired by
   foreclosure ....................                                          1,336                1,450
                                                                            ------               ------
Total nonperforming assets ........                                         $1,780               $2,088
                                                                            ======               ======

Total nonperforming assets as a
   percentage of total assets .....                                            0.5%                 0.5%


ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the six months ended June 30, 1999 and June 30, 1998 (dollars in thousands):

                                                                             1999             1998
                                                                           -------          -------
Balance at beginning of period .............................                $4,023           $4,066
                                                                            ------           ------

Losses charged to the allowance:
    Residential mortgage ...................................                    12             --
    Commercial mortgage and construction ...................                  --               --
    Commercial loans .......................................                  --               --
    Consumer loans .........................................                     6               57
                                                                            ------           ------
                                                                                18               57
                                                                            ------           ------

Loan recoveries:
    Residential mortgage ...................................                    16                8
    Commercial mortgage and construction ...................                    75               40
    Commercial loans .......................................                    25               20
    Consumer loans .........................................                    18               14
                                                                            ------           ------
                                                                               134               82
                                                                            ------           ------

Net recoveries .............................................                  (116)             (25)
                                                                            ------           ------

Provision for (recovery of) loan losses (credited)
  to income ................................................                    33              (68)
                                                                            ------           ------
Balance at end of period ...................................                $4,172           $4,023
                                                                            ======           ======

Allowance to total loans at end of period ..................                  1.53%            1.64%
                                                                            ======           ======

Allowance to nonperforming loans at end of period ..........                 939.6%           568.2%
                                                                            ======           ======

Allocation of ending balance:
    Residential mortgage ...................................                $  481           $  695
    Commercial mortgage and construction ...................                 3,054            2,786
    Commercial loans .......................................                   443              311
    Consumer loans .........................................                   194              231
                                                                            ------           ------
                                                                            $4,172           $4,023

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.4 million of impaired loans, of which $1,039,000 is measured using the present value method and $393,000 using the fair value method, is $221,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 1999, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at June 30, 1999 and December 31, 1998 are $1.6 million and $1.4 million, respectively, of deferred income taxes receivable. Also included in other assets at December 31, 1998 was a current income tax receivable of $139,000.

LIABILITIES

     Deposits increased to $349.3 million at June 30, 1999 from $347.0 million at December 31, 1998. This increase took place primarily in demand and money market deposits and was partially offset by decreases in NOW and time deposit accounts.

     Federal Home Loan Bank of Boston advances were $2,671,000 at June 30, 1999 and December 31, 1998. Securities sold under agreement to repurchase were $4.6 million at June 30, 1999 and $5.0 million at December 31, 1998.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

GENERAL

     The Corporation recorded a profit for the 1999 quarter of $1.3 million compared to a profit for the 1998 quarter of $1.6 million. The decrease in the 1999 quarter profit is primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower interest rates during the 1999 quarter as compared to during the 1998 quarter. Income before taxes was $2.0 million in the 1999 quarter compared to $2.5 million in the 1998 quarter.

     Net interest income for the 1999 and 1998 quarters was $4.3 million and $4.4 million, respectively. The weighted average interest rate spread for the 1999 quarter was 4.38% compared to 4.70% for the 1998 quarter. The net yield on average earning assets was 4.62% for the 1999 quarter and 4.99% for the 1998 quarter. The return on average assets and the return on average stockholders' equity were 1.37% and 15.23%, respectively, for the 1999 quarter compared to 1.75% and 16.33%, respectively, for the 1998 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $7.2 million for the 1999 quarter from $7.3 million for the 1998 quarter. Interest on loans remained $5.6 million for the 1999 and the 1998 quarters, respectively. The average loan yield decreased to 8.36% for the 1999 quarter from 9.17% for the 1998 quarter while average loans outstanding increased during the 1999 quarter as compared to the 1998 quarter. Interest and dividends on investments was $1.3 million for the 1999 and 1998 quarters, respectively. An increase in the average amount of investments held during the 1999 quarter was offset by a decrease in the average yield on investments to 5.70% for the 1999 quarter from 6.00% for the 1998 quarter. Mortgage-backed securities income decreased to $287,000 in the 1999 quarter from $462,000 in the 1998 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 6.76% for the 1999 quarter compared to 7.16% in the 1998 quarter.

INTEREST EXPENSE

     Interest on deposits decreased to $2.8 million for the 1999 quarter from $2.9 for the 1998 quarter. The average cost of deposits decreased to 3.27% for the 1999 quarter from 3.58% for the 1998 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $77,000 from $54,000 for the 1999 and 1998 quarters, respectively. This increase is primarily related to an increase in borrowed funds. The average cost of borrowings was 3.52% for the 1999 quarter and 3.71% for the 1998 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 1999 quarter was $311,000 compared to $493,000 for the 1998 quarter. The gain from the sale of mortgage loans was $82,000 in the 1999 quarter compared to $79,000 in the 1998 quarter. There were no sales of investment securities in the 1999 quarter. The gain from the sale of investment securities was $179,000 for the 1998 quarter.

NON-INTEREST EXPENSE

     Total non-interest expense remained $2.5 million in the 1998 and 1997 quarters, respectively. Salary and employee benefits increased to $1.6 million in the 1999 quarter from $1.5 million in the 1998 quarter. This increase is mainly due to increased staffing in the Corporate Banking Business as the Corporation continues to expand this business.

INCOME TAX EXPENSE

     Income tax expense for the 1999 quarter decreased to $715,000 from $837,000 for the 1998 quarter relative to lower pretax income.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

GENERAL

     The Corporation recorded a profit for the 1999 period of $2.7 million compared to a profit for the 1998 quarter of $3.1 million. The decrease in the 1999 period profit is primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower interest rates during the 1999 period as compared to the 1998 period. Income before taxes was $4.1 million in the 1999 period compared to $4.7 million in the 1998 period.

     Net interest income for the 1999 and 1998 periods were $8.4 million and $8.7 million, respectively. The weighted average interest rate spread for the 1999 period was 4.30% compared to 4.72% for the 1998 period. The net yield on average earning assets was 4.54% for the 1999 period and 4.97% for the 1998 period. The return on average assets and the return on average stockholders' equity were 1.36% and 14.44%, respectively, for the 1999 period compared to 1.67% and 15.53%, respectively, for the 1998 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $14.3 million for the 1999 period from $14.6 million for the 1998 period. Interest on loans remained $11.1 million for the 1999 and 1998 periods, respectively. Average loans outstanding increased during the 1999 period while the average loan yield decreased to 8.37% for the 1999 period compared to 9.17% for the 1998 period. Interest and dividends on investments was $2.6 and $2.5 million for the 1999 and 1998 periods, respectively. This increase is attributed to an increase in the average amount of investments held during the 1999 period partially offset by a decrease in the average yield to 5.68% for the 1999 period from 6.10% for the 1998 period. Mortgage-backed securities income decreased to $614,000 in the 1999 period from $974,000 in the 1998 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 6.82% for the 1999 period compared to 7.16% in the 1998 period.

INTEREST EXPENSE

     Interest on deposits decreased to $5.7 million for the 1999 period from $5.8 million for the 1998 period. This decrease was related to a decrease in the average cost of deposits to 3.34% for the 1999 period from 3.58% for the 1998 period despite an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $151,000 in the 1999 period from $84,000 for the 1998 period. This increase is primarily related to an increase in borrowed funds and the average cost of borrowings increasing to 3.61% for the 1999 period from 3.32% for the 1998 period.

NON-INTEREST INCOME

     Total non-interest income for the 1999 period was $596,000 compared to $748,000 for the 1998 period. The gain from the sale of mortgage loans was $153,000 in the 1999 period compared to $131,000 in the 1998 period. There were no gains from the sale of investment securities for the 1999 period compared to $188,000 in the 1998 period.

NON-INTEREST EXPENSE

     Total non-interest expense was $4.9 million in the 1999 period and $4.8 million in the 1998 period. Salary and employee benefits were $3.1 million in the 1999 period and $2.9 million for the 1998 period, respectively. This increase is mainly due to an increase in the staffing of the Corporate Banking Business as the Corporation continues to expand this business.

INCOME TAX EXPENSE

     Income tax expense for the 1999 period was $1.4 million compared to $1.6 million for the 1998 period. This decrease is relative to the decrease in pretax income in the 1999 period.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          None


ITEM 2.   CHANGES IN SECURITIES
          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                          ANNUAL MEETING - MAY 5, 1999

     A.   ELECTION OF DIRECTORS

TERM TO EXPIRE IN 2002

                                   TOTAL VOTE FOR      TOTAL VOTE WITHHELD
                                   EACH DIRECTOR       FROM EACH DIRECTOR

         Peter V. Bent               6,454,501               91,498
         Paul J. Curtin              6,472,433               73,566
         Stephen R. Howe             6,474,417               71,582
         Arthur E. McCarthy          6,474,933               71,066
         John D. Smidt               6,473,933               72,066

                                 OTHER DIRECTORS
               TERM TO EXPIRE IN 2000             TERM TO EXPIRE IN 2001
               Stephen J. Connolly, IV            Francis L. Conway
               Robert R. Fanning, Jr.             Arthur E. Holden
               John C. Jeffers                    Stephen G. Kasnet
               Paul M. Peduto                     Linda Lerner
               John R. Putney                     Arthur J. Pappathanasi
                                                  George W. Phillips
                                                  John H. Womack


ITEM 5.   OTHER INFORMATION


ITEM 6.   EXHIBITS
          27.1      Financial Data Schedule - 1999

          REPORTS ON FORM 8-K - On April 26, 1999 the Corporation filed a current report on Form 8-K regarding the renewal of the Corporation's Shareholder Rights Plan on April 21, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WARREN BANCORP, INC.





DATE:  August 13, 1999             By:      /s/ John R. Putney
                                       -----------------------------------------
                                            John R. Putney
                                            President and
                                            Chief Executive Officer



DATE:  August 13, 1999             By:      /s/ Paul M. Peduto
                                       -----------------------------------------
                                            Paul M. Peduto
                                            Treasurer
                                            (Principal Financial Officer
                                            and Principal Accounting
                                            Officer)