Form 10-Q
period 1999-09-30
WARREN BANCORP INC
filed 1999-11-12
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended September 30, 1999 or
                              ------------------

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at November 8, 1999
---------------------------------------          -------------------------------
Common Stock, par value $.10 per share                    7,327,771

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                                1999             1998
                                                                                            -------------     ------------
ASSETS

Cash and due from banks (non-interest bearing)                                                $   7,038        $   7,497
Money market funds and overnight investments                                                     13,434            4,542
                                                                                              ---------        ---------
   Cash and cash equivalents                                                                     20,472           12,039
Investment and mortgage-backed securities available for sale (amortized cost of
   $79,352 at  September 30, 1999 and  $102,055 at December 31, 1998)                            79,823          103,294
Other investments (fair value of $7,034 at September 30, 1999 and
    $6,784 at December 31, 1998)                                                                  6,794            6,544
Loans held for sale                                                                                 989            1,192
Loans                                                                                           280,071          266,475
Allowance for loan losses                                                                        (4,204)          (4,023)
                                                                                              ---------        ---------
   Net loans                                                                                    275,867          262,452
Banking premises and equipment, net                                                               5,083            5,004
Accrued interest receivable                                                                       2,410            2,803
Real estate acquired by foreclosure                                                                  72            1,450
Other assets                                                                                      2,278            2,287
                                                                                              ---------        ---------

   Total assets                                                                               $ 386,994        $ 390,521
                                                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                                   $ 348,027        $ 347,012
   Borrowed funds                                                                                 7,854            7,674
   Escrow deposits of borrowers                                                                   1,132            1,065
   Accrued interest payable                                                                         494              589
   Accrued expenses and other liabilities                                                         1,414              804
                                                                                              ---------        ---------

     Total liabilities                                                                          358,921          357,144
                                                                                              ---------        ---------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
     Issued and outstanding - none                                                                   --               --
     Common stock, $.10 par value; Authorized - 20,000,000 shares;
     Issued - 8,094,414 shares at September 30, 1999 and December 31, 1998
   Outstanding - 7,326,811 shares at September 30, 1999 and 7,826,691 shares at
       December 31, 1998                                                                            809              809
   Additional paid-in capital                                                                    35,624           35,710
   Retained earnings                                                                              4,490            4,516
   Treasury stock, at cost, 767,603 shares at September 30, 1999 and 267,723 shares at
       December 31, 1998                                                                         (6,357)          (1,913)
                                                                                              ---------        ---------
                                                                                                 34,566           39,122
   Unrealized gain on securities available for sale, net of income taxes                            301              799
                                                                                              ---------        ---------

      Total stockholders' equity                                                                 34,867           39,921
                                                                                              ---------        ---------

      Total liabilities and stockholders' equity                                              $ 393,788        $ 397,065
                                                                                              =========        =========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    --------------------          --------------------
                                                                    1999            1998          1999            1998
                                                                    ----            ----          ----            ----
                                                                      (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                               $ 5,713        $ 5,642        $ 16,825        $ 16,788
   Interest and dividends on investments                             1,213          1,279           3,764           3,739
   Interest on mortgage-backed securities                              271            423             885           1,397
                                                                   -------        -------        --------        --------
      Total interest and dividend income                             7,197          7,344          21,474          21,924
                                                                   -------        -------        --------        --------
Interest expense:
   Interest on deposits                                              2,865          3,023           8,542           8,789
   Interest on borrowed funds                                           84             70             235             154
                                                                   -------        -------        --------        --------
      Total interest expense                                         2,949          3,093           8,777           8,943
                                                                   -------        -------        --------        --------

      Net interest income                                            4,248          4,251          12,697          12,981
Provision for (recovery of) loan losses                                 36            (22)             69             (90)
                                                                   -------        -------        --------        --------
      Net interest income after provision for or recovery of
         loan losses                                                 4,212          4,273          12,628          13,071
                                                                   -------        -------        --------        --------
Non-interest income:
   Customer service fees                                               240            209             700             635
   Gains on sales of investment securities, net                         17             --              17             188
   Gains on sales of mortgage loans                                     43            112             196             243
   Other                                                                 1              9             (16)             12
                                                                   -------        -------        --------        --------

      Total non-interest income                                        301            330             897           1,078
                                                                   -------        -------        --------        --------

      Income before non-interest expense and income taxes            4,513          4,603          13,525          14,149
                                                                   -------        -------        --------        --------
Non-interest expense:
   Salaries and employee benefits                                    1,702          1,513           4,793           4,403
   Office occupancy and equipment                                      262            291             796             892
   Professional services                                                56             53             169             144
   Marketing                                                            35             62             140             189
   Real estate operations                                              (68)            14             (78)             40
   Outside data processing expense                                     120            135             354             385
   Other                                                               464            415           1,320           1,277
                                                                   -------        -------        --------        --------
      Subtotal operating expenses                                    2,571          2,483           7,494           7,330
   Expenses for formation of Warren Real Estate
         Investment Corporation                                         87             --              87              --
                                                                   -------        -------        --------        --------
      Total non-interest expenses                                    2,658          2,483           7,581           7,330
                                                                   -------        -------        --------        --------

       Income before income taxes                                    1,855          2,120           5,944           6,819
 Income tax expense                                                    593            725           2,028           2,327
                                                                   -------        -------        --------        --------

     Net income                                                    $ 1,262        $ 1,395        $  3,916        $  4,492
                                                                   =======        =======        ========        ========

      Basic earnings per share                                     $  0.17        $  0.18        $   0.53        $   0.58
                                                                   =======        =======        ========        ========

      Diluted earnings per share                                   $  0.17        $  0.17        $   0.51        $   0.55
                                                                   =======        =======        ========        ========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 1999            1998
                                                                               --------        --------
                                                                                     (In thousands)
Cash flows from operating activities:
   Net Income                                                                  $  3,916        $  4,492

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses                                         69             (90)
     Depreciation and amortization                                                  369             461
     Deferred income tax expense                                                     69             238
     Amortization of premiums and discounts                                         487             259
     (Gains) on sales of investment securities                                      (17)           (188)
     (Gains) on sales of mortgage loans                                            (196)           (243)
     (Gains) on sale of real estate acquired by foreclosure                         (30)            (17)
     (Increase) decrease in loans held for sale                                     203            (499)
     (Increase) decrease in accrued interest receivable                             393            (147)
     (Increase) decrease in other assets                                            209             (44)
     (Decrease) in accrued interest payable                                         (95)           (231)
     Increase in other liabilities and escrow deposits                              690             373
                                                                               --------        --------

         Net cash provided by operating activities                                6,067           4,364
                                                                               --------        --------

Cash flows from investing activities:
   Purchase of investment securities                                            (11,560)        (36,945)
   Proceeds from sales of investment securities available for sale                   17           2,525
   Proceeds from maturities of investment securities                             28,663          28,122
   Proceeds from payments of mortgage-backed securities                           4,864           7,435
   Proceeds from sales of real estate acquired by foreclosure                        91             547
   Net (increase) in loans                                                      (11,971)        (16,169)
   Purchases of premises and equipment                                             (448)           (611)
                                                                               --------        --------

      Net cash provided by (used in) investing activities                         9,656         (15,096)
                                                                               --------        --------

Cash flows from financing activities:
   Net increase in deposits                                                       1,015           8,138
   Proceeds from Federal Home Loan Bank advances                                     --           2,000
   Net increase in other borrowed funds                                             180           1,876
   Dividends paid                                                                (3,942)         (4,959)
   Purchase of treasury stock                                                    (4,634)             --
   Stock options exercised                                                           91           1,018
                                                                               --------        --------
Net cash provided by (used in) financing activities                              (7,290)          8,073
                                                                               --------        --------

Net increase (decrease) in cash and cash equivalents                              8,433          (2,659)
Cash and cash equivalents at beginning of period                                 12,039          13,479
                                                                               --------        --------

Cash and cash equivalents at end of period                                     $ 20,472        $ 10,820
                                                                               --------        --------

Cash paid during the period for:
     Interest                                                                  $  8,872        $  9,214
     Income taxes                                                              $  1,580        $  2,243


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                                                                                                  ACCUMULATED
                                                                             ADDITIONAL              OTHER
                                                      COMPREHENSIVE  COMMON   PAID-IN    RETAINED COMPREHENSIVE  TREASURY
                                                         INCOME       STOCK   CAPITAL    EARNINGS    INCOME        STOCK     TOTAL
                                                      -------------  ------  ----------  -------- -------------  --------    ------
                                                                                  (Dollars in thousands)
Balance at December 31, 1997                                          $780    $34,724     $4,282     $1,416       ($1,174)  $40,028

   Comprehensive income:
     Net income ....................................... $4,492           -          -      4,492          -             -     4,492
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes .......................    (88)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $63,
         included in net income .......................    125
                                                        ------
'           Total other comprehensive (loss) ..........     37           -          -          -         37             -        37
                                                        ------
   Comprehensive income ............................... $4,529
                                                        ======
   Tax benefit of stock options exercised .............                  -         77          -          -             -        77

   Dividends paid .....................................                  -          -     (4,959)         -             -    (4,959)

    Issuance of 272,545 common shares
     for exercise of options ..........................                 29        916          -          -            73     1,018
                                                                      ----    -------     ------     ------       -------   -------
Balance at September  30, 1998 ........................                809     35,717      3,815      1,453        (1,101)   40,693

   Comprehensive income:
     Net income ....................................... $1,412           -          -      1,412          -             -     1,412
     Other comprehensive income (loss):
        Unrealized loss  on securities available
         for sale, net of taxes .......................   (651)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $3,
         included in net income .......................     (3)
                                                        ------
            Total other comprehensive income ..........   (654)          -          -          -       (654)            -      (654)

                                                        ------
   Comprehensive income ............................... $  758
                                                        ======

   Purchase of  treasury stock (102,523 shares) .......                  -          -          -          -          (928)     (928)

   Tax benefit of stock options exercised .............                  -         29          -          -             -        29

   Dividends paid .....................................                  -          -       (711)         -             -      (711)

    Issuance of 13,675 shares for exercise
     of options .......................................                  -        (36)         -          -           116        80
                                                                      ----    -------     ------     ------       -------   -------

Balance at December 31, 1998 ..........................                809     35,710      4,516        799        (1,913)   39,921


   Comprehensive income:
     Net income ....................................... $3,916           -          -      3,916          -             -     3,916
     Other comprehensive income (loss):
        Unrealized loss on securities available
         for sale, net of taxes .......................   (498)
        Less: Reclassification adjustment for
         securities gains, net tax expense of $0,
         included in net income .......................      -
                                                        ------
'           Total other comprehensive (loss) ..........   (498)          -          -          -       (498)            -      (498)

                                                        ------
   Comprehensive income ............................... $3,418
                                                        ======

   Tax benefit of stock options exercised .............                  -         13          -          -             -        13

   Dividends paid .....................................                  -          -     (3,942)         -             -    (3,942)

   Purchase of  treasury stock (523,400 shares) .......                  -          -          -          -        (4,634)   (4,634)

    Issuance of 23,520 shares for exercise
     of options .......................................                  -        (99)         -          -           190        91
                                                                      ----    -------     ------     ------       -------   -------

Balance at September  30, 1999 ........................               $809    $35,624     $4,490     $  301       ($6,357)  $34,867
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

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters and nine months ended September 30, 1999 and 1998 are as follows:

                                                        QUARTER ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------------------------
                                  NET INCOME              WEIGHTED AVERAGE SHARES         NET INCOME PER SHARE
                           -------------------------------------------------------------------------------------
                             1999            1998           1999            1998          1999           1998
                           -------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                   $1,262          $1,395          7,324          7,909          $0.17          $0.18
Effect of dilutive
   stock options                --              --            214            276             --          (0.01)
                            ------          ------          -----          -----          -----          -----
Dilutive EPS                $1,262          $1,395          7,538          8,185          $0.17          $0.17
                            ======          ======          =====          =====          =====          =====

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------------------------------------------------
                                 NET INCOME               WEIGHTED AVERAGE SHARES          NET INCOME PER SHARE
                           --------------------------------------------------------------------------------------
                             1999            1998           1999           1998           1999             1998
                           --------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                   $3,916          $4,492          7,449          7,802          $0.53           $0.58
Effect of dilutive
   stock options                --              --            199            370          (0.02)          (0.03)
                            ------          ------          -----          -----          -----           -----
Dilutive EPS                $3,916          $4,492          7,648          8,172          $0.51           $0.55
                            ======          ======          =====          =====          =====           =====

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

     Specific reportable segment information as of and for the quarters and nine-month periods ended September 30, 1999 and 1998 is as follows (in thousands):

                        QUARTER ENDED SEPTEMBER 30, 1999

                                 CORPORATE       PERSONAL                                        WARREN BANCORP
                                  BANKING         BANKING         OTHER        ELIMINATIONS       CONSOLIDATED
---------------------------------------------------------------------------------------------------------------
Interest income-external          $4,832          $2,341          $  24                --           $7,197

Interest income-internal              --           2,310              7           $(2,317)              --

Fee and other income                  24             218             59                --              301

Net income                         1,011             629           (378)               --            1,262


                        QUARTER ENDED SEPTEMBER 30, 1998

                                 CORPORATE        PERSONAL                                    WARREN BANCORP
                                  BANKING         BANKING        OTHER        ELIMINATIONS     CONSOLIDATED
------------------------------------------------------------------------------------------------------------
Interest income-external          $4,631          $2,571          $142               --           $7,344

Interest income-internal              --           2,045            29          $(2,074)              --

Fee and other income                  26             185           119               --              330

Net income                           952             405            38               --            1,395


                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999


                                 CORPORATE       PERSONAL                                      WARREN BANCORP
                                  BANKING        BANKING         OTHER        ELIMINATIONS      CONSOLIDATED
--------------------------------------------------------------------------------------------------------------
Interest income-external          $14,066         $7,262       $   146              --           $21,474

Interest income-internal               --          6,629            27         $(6,656)               --

Fee and other income                  123            590           184              --               897

Net income                          3,051          1,904        (1,039)             --             3,916


                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998


                                 CORPORATE        PERSONAL                                     WARREN BANCORP
                                  BANKING         BANKING          OTHER       ELIMINATIONS     CONSOLIDATED
--------------------------------------------------------------------------------------------------------------
Interest income-external          $13,363          $8,175          $386               --         $21,924

Interest income-internal               --           6,362            39          $(6,401)             --

Fee and other income                   88             558           432               --           1,078

Net income                          2,846           1,634            12               --           4,492

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

     Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; failure to realize the expected tax benefits from the newly formed Warren Real Estate Investment Corporation and higher-than-expected expenses related to its formation; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. The section entitled "Year 2000" also contains forward-looking statements. Anticipated expenses or delays in dealing with year-2000 issues by the Corporation, its suppliers and borrowers could result in material differences between the forward-looking statements and actual results. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Form 10-Q.

GENERAL

     Warren Bancorp, Inc.'s operating results for the three and nine months ended September 30, 1999 (the "1999 quarter" and "1999 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 1999 period as compared to the nine months ended September 30, 1998 (the "1998 period") primarily due to decreased spreads due to a highly competitive commercial lending environment, lower levels of stockholders' equity, which caries no interest expense, in the 1999 quarter as compared to the 1998 quarter due to the stock buyback program in 1999, and lower yields on assets in the 1999 quarter than in the 1998 quarter as general interest rates began to fall in the 1998 quarter and have increased during 1999 only back to levels at the beginning of the 1998 quarter. When general interest rates decrease, the yield on the Bank's total assets will typically decrease more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low interest rates may not have their rates reduced at the same rate as the Bank's assets. Further reductions in general interest rates may reduce the Bank's rate spread and net yield on average earning assets.

     Real estate acquired by foreclosure decreased to $72,000 at September 30, 1999 from $1.5 million at December 31, 1998. The decrease was mainly due to the sale of a parcel of land that the Corporation had held in its Real Estate Owned portfolio since 1991. This property had a book value of $1.2 million. The Bank financed a portion of the sales price for the buyer, and the resulting performing loan is reflected on the balance sheet at September 30, 1999. Nonperforming loans increased to $1.3 million at September 30, 1999 from $638,000 at December 31, 1998. Management continues to monitor these nonperforming asset portfolios closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

     On January 20, 1999, the Board of Directors authorized a new common stock repurchase program which allows the repurchase of shares up to approximately 5% of the 7,721,000 shares outstanding on that date. As of September 30, 1999, the Corporation had repurchased approximately 400,000 shares.

     On April 22, 1999 the Corporation adopted a new Shareholder Rights Plan (the "Plan") which replaced its recently expired Plan. The Plan is designed to enhance the Corporation's ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Corporation is made in the future, and is intended to provide the Corporation with sufficient time to consider any and all alternatives to such action. The Plan was not adopted in response to any takeover attempt, and the Corporation is not aware of any such attempt.

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

     The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 1999. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date.

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

INTEREST-RATE SENSITIVITY POSITION

                                                                           SEPTEMBER 30, 1999
                                                 -----------------------------------------------------------------------
                                                   0-3            3-6             6-12              1-5           OVER 5
                                                 MONTHS          MONTHS          MONTHS            YEARS          YEARS
                                                 ------          ------          ------            -----          ------
                                                                         (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ......................... $ 35,166        $  9,697         $  9,204         $ 28,706        $    --
Loans held for sale ...........................      989              --               --               --             --
Adjustable-rate loans .........................   89,918          10,821           33,155           96,051          6,736
Fixed-rate loans ..............................    6,018           1,195            2,439           26,437          6,044
Mortgage-backed securities ....................    1,957           2,579            6,036            3,362          1,186
                                                --------        --------         --------         --------        -------
   Total interest sensitive assets ............  134,048          24,292           50,834          154,556         13,966
                                                --------        --------         --------         --------        -------
INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .....................................   17,707          17,706               --               --             --
Time deposits .................................   23,822          28,547           52,118           54,266             --
Other deposits (a) ............................   10,493          10,493           22,363           83,974         10,046
Borrowings ....................................    5,183              --               --               33          2,638
                                                --------        --------         --------         --------        -------
   Total interest sensitive liabilities .......   57,205          56,746           74,481          138,273         12,684
                                                --------        --------         --------         --------        -------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities .................................. $ 76,843        $(32,454)        $(23,647)        $ 16,283        $ 1,282
                                                ========        ========         ========         ========        =======

Excess of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ........ $ 76,843        $ 44,389         $ 20,742         $ 37,025        $38,307
                                                ========        ========         ========         ========        =======

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities ...............    234.3%          139.0%           111.0%           111.3%         111.3%
                                                ========        ========         ========         ========        =======

Cumulative excess  as a
 percentage of total assets ...................     19.5%           11.3%             5.3%             9.4%           9.7%
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

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at September 30, 1999.

     During 1999, the primary sources of liquidity for the Bank were $18.3 million in loan sales, proceeds from maturities of investment securities of $28.7 million and proceeds from paydowns of mortgage-backed securities of $4.9 million. Primary uses of funds were $102.8 million in residential, commercial real estate and commercial loan originations and $11.6 million to purchase investment securities. At September 30, 1999, the Bank had $13.4 million in overnight investments.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 1999:

     Within One Year                                        (IN THOUSANDS)
     ---------------
       Less than 3 months...................................  $ 3,971
       3 to 6 months........................................    5,008
       6 to 12 months.......................................   10,291
                                                              -------
                                                               19,270
       More than 12 months..................................    8,623
                                                              -------
                                                              $27,893
                                                              =======

     The primary source of liquidity for Warren Bancorp, Inc. (the bank holding company) is dividends from the Bank. The primary uses of this liquidity are dividends paid and stock repurchases.

CAPITAL ADEQUACY

     Total stockholders' equity at September 30, 1999 was $34.9 million, a decrease of $5.0 million from $39.9 million at December 31, 1998. This decrease was primarily the result of a $4.4 million increase in treasury stock due to the Corporation's stock repurchase program and $3.9 million of dividends paid to shareholders. Included in stockholders' equity at September 30, 1999 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $301,000 as compared to an unrealized gain at December 31, 1998 of $799,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.85% at September 30, 1999 compared to 10.05% at December 31, 1998.

     At September 30, 1999, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 1999, the FRB leverage capital ratio was 8.79% compared to 10.10% at December 31, 1998.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 1999, the Bank's leverage capital ratio, under FDIC guidelines, was 8.44% compared to 9.20% at December 31, 1998.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.45% and 11.04%, respectively, at September 30, 1999 compared to 12.71% and 11.68% at December 31, 1998, thus exceeding their risk-based capital requirements.

     As of September 30, 1999, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.04%, 9.80%, and 8.44%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

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

     The Corporation has developed comprehensive plans to evaluate, test, and ensure that its computer systems and key service providers are year-2000 compliant and to date has met the timetable established to complete this effort.

     As part of the Corporation's contract with its outside data processing service provider, the data service provider will ensure year-2000 compliance of the core banking systems that it provides to the Corporation. All costs related to this aspect of the year-2000 effort are the responsibility of the provider. The provider, which services over 600 banks in the United States, has completed remediation efforts and testing. The first phase of testing began in November, 1998 with two separate teams made up of the Corporation's employees inputting and validating data. Another testing phase began in February, 1999. The provider met its schedule and testing by the Corporation's employees has produced satisfactory results.

     Test plans for systems not provided by the data service provider are also complete. As these systems were identified, test scripts were developed on an individual basis. The testing phase began on October 16, 1998 and was completed by May 31, 1999 as scheduled. Test results on these systems were also found to be satisfactory.

     Included in its 1998 business plan, the Corporation upgraded all of its personal computers and associated software, all of which were year-2000 certified upon purchase. This upgrade is now complete. The Corporation has contacted its commercial borrowers by personal contact and questionnaires to monitor their preparedness and has also notified deposit customers by mail of the Corporation's year-2000 efforts. Additional customer contact is taking place in 1999 that includes direct mailing, a web page and a dedicated telephone line specifically for year-2000 issues. A list of significant third party vendors (telephone systems, electric utilities, security systems, etc.) has been developed and monitoring of their year-2000 preparedness continues. A contingency plan has been developed in the event that the Corporation's third party vendors do not remediate their own year-2000 issues. At the present time the Corporation has not received any indication from its vendors that they will not be year-2000 compliant. The ability of third parties, including the Corporation's borrowers, with whom the Corporation transacts business to adequately address their year-

2000 issues is outside of the Corporation's control. Due to this uncertainty, the failure of such third parties of the Corporation to adequately address their own year-2000 issues could have a material adverse effect on the Corporation's financial condition and results of operations. These adverse effects could be the result of but not limited to borrowers failing to repay loans, loss of business opportunities due to a failure to properly transact business and loss of customers to competition due to customer-service failure. This uncertainty cannot be quantified at this time.

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

FINANCIAL CONDITION

     The Corporation's total assets decreased to $393.8 million at September 30, 1999 from $397.1 million at December 31, 1998. Decreases occurred in residential mortgages and investments available for sale and were partially offset by increases in commercial, commercial real estate, commercial construction loans and overnight investments.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $86.6 million at September 30, 1999 from $109.8 million at December 31, 1998. A majority of this decrease was from the maturity of corporate notes. The proceeds from the maturity of these investments were used principally to fund loans, repurchase the Corporation's common stock and increase overnight investments to provide liquidity to address certain year-2000 issues as part of the Corporation's year-2000 contingency plan. Mortgage-backed securities decreased to $15.3 million at September 30, 1999 from $20.4 million at December 31, 1998 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 1999 ARE AS FOLLOWS:

                                                               GROSS             GROSS
                                             AMORTIZED       UNREALIZED        UNREALIZED           FAIR
                                               COST            GAINS             LOSSES             VALUE
                                             --------        ----------        ----------          -------
                                                                   (IN THOUSANDS)
AVAILABLE-FOR-SALE

Fixed income mutual funds ..................  $28,706           $   90            $  (132)          $28,664
FNMA mortgage-backed securities ............   10,475              282                 (2)           10,755
GNMA mortgage-backed securities ............    4,645               --               (129)            4,516
U.S. Government and related
 obligations ...............................    3,010               --                 (9)            3,001
Corporate notes ............................   25,205               --                (56)           25,149
Preferred stock ............................    7,311              427                 --             7,738
                                              -------           ------            -------           -------
                                               79,352              799               (328)           79,823
                                              -------           ------            -------           -------
OTHER

Foreign government bonds and
  notes ....................................    1,000               --                 --             1,000
Stock in Federal Home Loan Bank
  of Boston ................................    4,110               --                 --             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...........................      108               --                 --               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................    1,576              240                 --             1,816
                                              -------           ------           --------           -------
                                                6,794              240                 --             7,034
                                              -------           ------           --------           -------
                                              $86,146           $1,039           $   (328)          $86,857
                                              =======           ======           ========           =======

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $13.4 million during the 1999 period to $281.1 million at September 30, 1999. This increase is the result of increases in commercial real estate, commercial construction and commercial loans. Due to the lower level of interest rates experienced in the fourth quarter of 1998 and in the first half of the 1999 period as compared to the first half of the 1998 period, the adjustable-rate residential loan portfolio has decreased since December 31, 1998 by $1.2 million due to refinancing into fixed-rate loans. Since June 30, 1999 these prepayments have slowed and the balance of the adjustable-rate residential loan portfolio has stabilized. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of September 30, 1999 and December 31, 1998 (in thousands):

                                     SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                     ------------------       -----------------
Residential mortgages..............     $ 42,822                  $ 45,658
Commercial real estate.............      167,435                   163,154
Commercial construction ...........       16,755                    13,620
Commercial loans...................       31,147                    23,726
Consumer loans.....................       21,912                    20,317
                                        --------                  --------
                                        $280,091                  $266,475
                                        ========                  ========

     Residential mortgage loan originations during the 1999 period were $30.8 million compared to $32.7 million in the 1998 period. The Corporation originated $19.4 million in fixed-rate loans during the 1999 period compared to $27.3 million during the 1998 period. Adjustable-rate loans totaling $11.4 million were originated during the 1999 period compared to $5.4 million during the 1998 period. The Corporation sold loans totaling $18.3 million during the 1999 period compared to $17.2 million sold in the 1998 period. At September 30, 1999, the Corporation held $989,000 of fixed-rate residential mortgage loans for sale compared to $1.2 million at December 31, 1998.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 1999 there were two loans considered impaired and accruing totaling $188,000 compared to four loans considered impaired and accruing totaling $710,000 at December 31, 1998.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $1,257,000 at September 30, 1999 compared to $638,000 at December 31, 1998. Included in nonperforming loans are six loans considered impaired and nonaccruing in the amount of $1,257,000 at September 30, 1999. There were no loans considered impaired and nonaccruing at December 31, 1998. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                            SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                            ------------------    -----------------
                                                      (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears .......  $   --               $163
Nonaccrual loans ................................   1,257                475
                                                   ------               ----
Total nonperforming loans .......................  $1,257               $638
                                                   ======               ====
Percentage of nonperforming loans to:
Total loans .....................................    0.45%              0.24%
                                                   ======               ====
Total assets ....................................    0.32%              0.16%
                                                   ======               ====

REAL ESTATE ACQUIRED BY FORECLOSURE

     Real estate acquired by foreclosure totaled $72,000 at September 30, 1999 and $1.5 million at December 31, 1998. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loans or the net carrying value of the property less estimated cost of disposition. These properties consist mainly of land. If conditions become unstable in the Massachusetts real estate market, losses and writedowns could occur as the Corporation reduces the book value of real estate to reflect likely realizable values.

     In summary, nonperforming assets are as follows (in thousands):

                                                   SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                   ------------------         -----------------
Nonperforming loans.............................         $1,257                     $  638
Real estate acquired by foreclosure.............             72                      1,450
                                                         ------                     ------
Total nonperforming assets......................         $1,329                     $2,088
                                                         ======                     ======
Total nonperforming assets as a
   percentage of total assets...................           0.33%                      0.52%

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 1999 and September 30, 1998 (dollars in thousands):

                                                                        1999               1998
                                                                        ----               ----
Balance at beginning of period ....................................   $ 4,023            $ 4,066
                                                                      -------            -------
Losses charged to the allowance:
    Residential mortgage ..........................................        12                 --
    Commercial mortgage and construction ..........................        --                 --
    Commercial loans ..............................................        --                 --
    Consumer loans ................................................        44                 63
                                                                      -------            -------
                                                                           56                 63
                                                                      -------            -------
Loan recoveries:
    Residential mortgage ..........................................        23                 10
    Commercial mortgage and construction ..........................        80                 62
    Commercial loans ..............................................        42                 21
    Consumer loans ................................................        23                 17
                                                                      -------            -------
                                                                          168                110
                                                                      -------            -------

Net recoveries ....................................................      (112)               (47)
                                                                      -------            -------

Provision for (recovery of) loan losses (credited) to income ......        69                (90)
                                                                      -------            -------
Balance at end of period ..........................................   $ 4,204            $ 4,023
                                                                      =======            =======

Allowance to total loans at end of period .........................      1.50%              1.56%
                                                                      =======            =======

Allowance to nonperforming loans at end of period .................     334.4%             367.4%
                                                                      =======            =======
Allocation of ending balance:
    Residential mortgage ..........................................   $   423            $   626
    Commercial mortgage and construction ..........................     3,118              2,932
    Commercial loans ..............................................       455                264
    Consumer loans ................................................       208                201
                                                                      -------            -------
                                                                      $ 4,204            $ 4,023
                                                                      =======            =======

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.4 million of impaired loans, of which $188,000 is measured using the present value method and $1,257,000 using the fair value method, is $193,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 1999, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at September 30, 1999 and December 31, 1998 are $1.6 million and $1.4 million, respectively, of deferred income taxes receivable. Also included in other assets at December 31, 1998 was a current income tax receivable of $139,000.

LIABILITIES

     Deposits increased to $348.0 million at September 30, 1999 from $347.0 million at December 31, 1998. This increase took place primarily in time and money market deposits and was partially offset by decreases in NOW and demand deposit accounts.

     Federal Home Loan Bank of Boston advances were $2,671,000 at September 30, 1999 and December 31, 1998. Securities sold under agreement to repurchase were $5.2 million at September 30, 1999 and $5.0 million at December 31, 1998.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

GENERAL

     The Corporation recorded a profit for the 1999 quarter of $1.3 million compared to a profit for the 1998 quarter of $1.4 million. The decrease in the 1999 quarter profit is primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower yield on assets during the 1999 quarter as compared to during the 1998 quarter as general interest rates began to fall in the 1998 quarter and have increased during 1999 only back to levels at the beginning of the 1998 quarter. The Corporation also had lower levels of stockholders' equity, which carries no interest expense, in the 1999 third quarter than in the 1998 quarter due to the stock buyback program in 1999. Income before taxes was $1.9 million in the 1999 quarter compared to $2.1 million in the 1998 quarter.

     Net interest income for the 1999 and 1998 quarters was $4.2 million and $4.3 million, respectively. The weighted average interest rate spread for the 1999 quarter was 4.34% compared to 4.47% for the 1998 quarter. The net yield on average earning assets was 4.51% for the 1999 quarter and 4.70% for the 1998 quarter. The return on average assets and the return on average stockholders' equity were 1.28% and 14.66%, respectively, for the 1999 quarter compared to 1.47% and 13.97%, respectively, for the 1998 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $7.2 million for the 1999 quarter from $7.3 million for the 1998 quarter. Interest on loans increased to $5.7 million for the 1999 quarter from $5.6 million for the 1998 quarter. The average loan yield decreased to 8.33% for the 1999 quarter from 8.91% for the 1998 quarter while average loans outstanding increased during the 1999 quarter as compared to the 1998 quarter. Interest and dividends on investments was $1.2 and $1.3 million for the 1999 and 1998 quarters, respectively. An increase in the average amount of investments held during the 1999 quarter was offset by a decrease in the average yield on investments to 5.54% for the 1999 quarter from 5.94% for the 1998 quarter. Mortgage-backed securities income decreased to $271,000 in the 1999 quarter from $423,000 in the 1998 quarter primarily due to a decrease in the average amount of mortgage-backed securities due to paydowns and a decrease in the average yield to 6.87% for the 1999 quarter compared to 7.17% in the 1998 quarter.

INTEREST EXPENSE

     Interest on deposits decreased to $2.9 million for the 1999 quarter from $3.0 for the 1998 quarter. The average cost of deposits decreased to 3.26% for the 1999 quarter from 3.61% for the 1998 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $84,000 from $70,000 for the 1999 and 1998 quarters, respectively. This increase is primarily related to an increase in borrowed funds in the form of customer repurchase agreements. The average cost of borrowings was 3.66% for the 1999 quarter and 3.84% for the 1998 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 1999 quarter was $301,000 compared to $330,000 for the 1998 quarter. The gain from the sale of mortgage loans was $43,000 in the 1999 quarter compared to $112,000 in the 1998 quarter. The gain from the sale of investment securities was $17,000 for the 1999 quarter. There were no sales of investment securities in the 1998 quarter.

NON-INTEREST EXPENSE

     Total non-interest expense increased to $2.7 million in the 1999 quarter from $2.5 million in the 1998 quarter. Salary and employee benefits increased to $1.7 million in the 1999 quarter from $1.5 million in the 1998 quarter due to increases in salaries mainly from Bankwide salary increases and increased staffing in the Corporate Banking and Residential Mortgage Origination Businesses as the Corporation continues to expand these businesses. Real estate operations expense was a credit of $68,000 in the 1999 quarter compared to an expense of $14,000 in the 1998 quarter due to the reimbursement of expenses incurred in prior years. During the 1999 quarter the Corporation formed Warren Real Estate Investment Corporation, a real estate investment trust, and incurred $87,000 in formation expenses. During the 1999 fourth quarter the Corporation expects to incur additional formation expenses of approximately $100,000. Due to the formation of Warren Real Estate Investment Corporation, the Corporation saved approximately $53,000 in taxes in the 1999 quarter and expects to save another $55,000 in the fourth quarter of 1999. The Corporation anticipates tax savings of over $200,000 per year in subsequent years from the operation of Warren Real Estate Investment Corporation, subject to its level of pre-tax earnings.

INCOME TAX EXPENSE

     Income tax expense for the 1999 quarter decreased to $593,000 from $725,000 for the 1998 quarter due to lower pretax income and due to the formation of Warren Real Estate Investment Corporation, a real estate investment trust, which reduced the Corporation's income tax expense by approximately $53,000 in the 1999 quarter. See "Non-Interest Expense" above for further discussion of Warren Real Estate Investment Corporation.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

GENERAL

     The Corporation recorded a profit for the 1999 period of $3.9 million compared to a profit for the 1998 quarter of $4.5 million. The decrease in the 1999 period profit is primarily due to decreased spreads due to a highly competitive commercial lending environment and generally lower interest rates during the 1999 period as compared to the 1998 period as well as lower levels of capital, which carries no interest expense, in the 1999 period than in the 1998 period due to the stock buyback program in 1999. Income before taxes was $5.9 million in the 1999 period compared to $6.8 million in the 1998 period.

     Net interest income for the 1999 and 1998 periods were $12.7 million and $13.0 million, respectively. The weighted average interest rate spread for the 1999 period was 4.30% compared to 4.63% for the 1998 period. The net yield on average earning assets was 4.54% for the 1999 period and 4.88% for the 1998 period. The return on average assets and the return on average stockholders' equity were 1.34% and 14.48%, respectively, for the 1999 period compared to 1.60% and 14.83%, respectively, for the 1998 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $21.5 million for the 1999 period from $21.9 million for the 1998 period. Interest on loans remained $16.8 million for the 1999 and 1998 periods. Average loans outstanding increased during the 1999 period while the average loan yield decreased to 8.34% for the 1999 period compared to 9.10% for the 1998 period. Interest and dividends on investments was $3.8 and $3.7 million for the 1999 and 1998 periods, respectively. This increase is attributed to an increase in the average amount of investments held during the 1999 period partially offset by a decrease in the average yield to 5.62% for the 1999 period from 6.01% for the 1998 period. Mortgage-backed securities income decreased to $885,000 in the 1999 period from $1,397,000 in the 1998 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 6.84% for the 1999 period compared to 7.16% in the 1998 period.

INTEREST EXPENSE

     Interest on deposits decreased to $8.5 million for the 1999 period from $8.8 million for the 1998 period. This decrease was related to a decrease in the average cost of deposits to 3.31% for the 1999 period from 3.52% for the 1998 period despite an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $235,000 in the 1999 period from $154,000 for the 1998 period. This increase is primarily related to an increase in borrowed funds in the form of customer repurchase agreements and the average cost of borrowings increasing to 3.62% for the 1999 period from 3.49% for the 1998 period.

NON-INTEREST INCOME

     Total non-interest income for the 1999 period was $897,000 compared to $1,078,000 for the 1998 period. The gain from the sale of mortgage loans was $196,000 in the 1999 period compared to $243,000 in the 1998 period. Gains from the sale of investment securities for the 1999 period were $17,000 compared to $188,000 in the 1998 period.

NON-INTEREST EXPENSE

     Total non-interest expense was $7.6 million in the 1999 period and $7.3 million in the 1998 period. Salary and employee benefits were $4.8 million in the 1999 period and $4.4 million for the 1998 period, respectively. This increase is mainly due to an increase in the staffing of the Corporate Banking and Residential Mortgage Origination Businesses as the Corporation continues to expand these businesses, and Bankwide salary increases. Real estate operations expense was a credit of $78,000 in the 1999 period compared to an expense of $40,000 in the 1998 period due to the reimbursement of expenses incurred in prior years. During the 1999 period the Corporation formed Warren Real Estate Investment Corporation, a real estate investment trust, and incurred $87,000 in formation expenses. During the 1999 fourth quarter the Corporation expects to incur additional formation expenses of approximately $100,000.

INCOME TAX EXPENSE

     Income tax expense for the 1999 period was $2.0 million compared to $2.3 million for the 1998 period. This decrease is due to the decrease in pretax income in the 1999 period and due to the formation of Warren Real Estate Investment Corporation, a real estate investment trust which has reduced the Corporation's income tax expense by approximately $53,000 in the 1999 period. See "Non-Interest Expense" in "Results of Operations - For the Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998" above for further discussion of Warren Real Estate Investment Corporation.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS
         27.1   Financial Data Schedule - 1999

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WARREN BANCORP, INC.





DATE: November 10, 1999            By: /s/ John R. Putney
                                     ------------------------------------------
                                       John R. Putney
                                       President and
                                       Chief Executive Officer



DATE: November 10, 1999            By: /s/ Paul M. Peduto
                                     ------------------------------------------
                                       Paul M. Peduto
                                       Treasurer
                                       (Principal Financial Officer
                                         and Principal Accounting
                                         Officer)