Form 10-K
period 1999-12-31
WARREN BANCORP INC
filed 2000-03-29
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock par value $0.10 per share
                         Preferred Stock Purchase Rights
                                (Title of Class)

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing sale price for the registrant's common stock on March 1, 2000, as reported by NASDAQ was $41,139,300.

     The number of shares of the registrant's common stock outstanding as of March 1, 2000 was 7,312,051.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2000 are incorporated by reference into the Annual Report as portions of Part III of Form 10-K.

===============================================================================================================================
                                                                                                        SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                   1999            1998               1997            1996             1995
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets                                     $402,247        $ 397,065         $ 370,993         $358,954        $ 355,854
Investment securities                              80,314           93,950            83,701           75,618           69,427
Mortgage-backed securities                         13,048           20,430            30,579           42,730           49,414
Net loans                                         286,743          262,452           236,697          218,313          212,159
Real estate acquired by foreclosure                    --            1,450             2,010            2,230            3,092
Deposits                                          355,534          347,012           325,293          316,366          314,850
Borrowed funds                                      7,510            7,674             2,926            4,927            7,368
Stockholders' equity                               35,644           39,921            40,028           34,445           31,238
-------------------------------------------------------------------------------------------------------------------------------

                                                                               YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                   1999            1998               1997            1996             1995
-------------------------------------------------------------------------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Interest and dividend income                     $ 28,987        $  29,253         $  28,539         $ 27,781        $  27,750
Interest expense                                   11,803           12,060            11,404           11,469           11,608
                                                 --------        ---------         ---------         --------        ---------
  Net interest income                              17,184           17,193            17,135           16,312           16,142
Provision for (recovery of) loan losses               120              (91)             (316)             116             (154)
Non-interest income                                 1,297            1,443             3,339            2,149            2,049
Non-interest expenses                              10,070           10,099             9,857            9,768           11,003
                                                 --------        ---------         ---------         --------        ---------
Income before income taxes                          8,291            8,628            10,933            8,577            7,342
Income tax expense                                  2,827            2,724             3,648            1,968            1,960
                                                 --------        ---------         ---------         --------        ---------

Net income                                       $  5,464        $   5,904         $   7,285         $  6,609        $   5,382
                                                 ========        =========         =========         ========        =========

  Basic earnings per share                       $   0.74        $    0.75         $    0.96         $   0.90        $    0.75
                                                 ========        =========         =========         ========        =========

  Diluted earnings per share                     $   0.72        $    0.72         $    0.91         $   0.84        $    0.70
                                                 ========        =========         =========         ========        =========

  Cash dividends paid                            $   0.63        $    0.72         $    0.44         $   0.27        $    0.15
                                                 ========        =========         =========         ========        =========

OTHER DATA:
Return on average assets                             1.39%            1.57%             2.02%            1.87%            1.54%
Return on average stockholders' equity              15.26            14.79             19.50            20.47            19.30
Stockholders' equity to assets at year end           8.86            10.05             10.79             9.60             8.78
Dividend payout ratio                               85.56            96.04             44.79            29.47            20.09
Weighted average interest rate spread                4.35             4.53              4.80             4.69             4.71
Net yield on average earning assets                  4.57%            4.79%             5.03%            4.88%            4.84%
Number of banking offices                               6                6                 6                6                6


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

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                                                      Page
                                                                                                                      ----

Item  1.  Business.................................................................................................   22-26

Item  2.  Properties...............................................................................................      14

Item  3.  Legal Proceedings........................................................................................      14

Item  4.  Submission of Matters to a Vote of Security Holders......................................................      27

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................      70

Item  6.  Selected Financial Data..................................................................................       2

Item  7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.......................................................................................    4-22

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................................     6-7

Item  8.  Financial Statements and Supplementary Data..............................................................   30-67

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures........................................................................................      27

Item 10.  Directors and Executive Officers of the Corporation......................................................      27

Item 11.  Executive Compensation...................................................................................      27

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................................      27

Item 13.  Certain Relationships and Related Transactions...........................................................      27

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................      68

                                 STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2)      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
            and Interest Differential..............................................................................   16-17

(3)      Investment Portfolio......................................................................................       9

(4)      Loan Portfolio............................................................................................   10-11

(5)      Summary of Loan Loss Experience...........................................................................      13

(6)      Deposits..................................................................................................      15

(7)      Return on Equity and Assets...............................................................................       2

(8)      Short-Term Borrowings ....................................................................................   46-47

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

     Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. Other factors that might cause such differences include the failure to realize the expected tax benefit of the newly formed Warren Real Estate Investment Corporation (see "General" below). The section entitled "Year 2000" also contains forward-looking statements. Anticipated expenses or delays in dealing with year-2000 issues by the Corporation, its suppliers and borrowers could result in material differences between the forward-looking statements and actual results. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Annual Report, including Form 10-K, under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," and the section entitled "Year 2000."

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this report.

GENERAL

     Warren Bancorp, Inc.'s (the "Corporation") operating results for the year ending December 31, 1999 (the "1999 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 1999 period as compared to the year ended December 31, 1998 (the "1998 period") primarily due to lower gains on sales of investment securities, a higher provision for loan loss and a $200,000 tax benefit recorded in 1998 as a result of a settlement with the IRS on certain matters. Despite the increase in average earnings assets in 1999, net interest income for the 1999 period remained at approximately the same level as for the 1998 period due to a lower net yield on those assets. This lower net yield is primarily due to a highly competitive commercial lending environment, an increase in residential mortgage loans, which typically have lower yields than commercial loans, lower levels of stockholders' equity, which carries no interest expense, and generally lower yields on assets in the 1999 period compared to the 1998 period (general interest rates fell during 1998 and increased during 1999, but only toward the end of 1999 did those rates reach the level prevalent at the beginning of 1998). When general interest rates decrease, the yield on the Bank's total assets will typically decrease more than the cost of its funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low rates of interest may not have their rates reduced at the same rate as the Bank's assets. Reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings assets which would have an adverse effect on the net interest margin and net income.

     Stockholders' equity decreased in 1999 due to a decrease in the unrealized gain on securities available for sale net of income taxes, the payment of dividends equal to over 85% of net income and the purchase of $4.6 million of treasury stock. Future increases in interest rates could reduce the value of the securities portfolio and stockholders' equity.

     Real estate acquired by foreclosure decreased to zero at December 31, 1999 from $1.5 million at December 31, 1998, and nonperforming loans increased to $1.5 million during the 1999 period from $638,000 at December 31, 1998. The net gain on sales of real estate acquired by foreclosure amounted to $514,000 and is included in real estate operations expense (income). Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired by foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, an increase in real estate acquired by foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

     During the 1999 period the Corporation formed Warren Real Estate Investment Corporation ("WREIC"), a real estate investment trust, and incurred $196,000 of pre-tax expense ($118,000 after tax). Total tax savings in 1999 attributable to WREIC was approximately $110,000 in 1999. The Corporation anticipates tax savings of over $200,000 per year in subsequent years from the operation of WREIC, subject to the Corporation's level of pre-tax earnings.

     During 1999 and into 2000 the Corporation enhanced its residential mortgage lending operation by increasing to five from one the number of residential loan originators on its staff.

     In 1999, the Corporation paid regular quarterly dividends totaling $.39 per share and paid a special dividend of $.24 per share.

     Under various stock repurchase programs authorized by the Board of Directors in 1998 and 1999, the Corporation repurchased in 1999 523,400 shares at a total cost of $4.6 million.

YEAR 2000

     The statements in the following section are "Year-2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

     The year-2000 issue is the result of systems run by computer (personal computers, telephone systems, electric utilities, etc.) being date sensitive. Older computer hardware and associated software applications were based on two-digit years which either recognized the year 2000 as 1900 or not at all. To remedy this situation these date-sensitive systems had to be reprogrammed or replaced to recognize the year 2000.

     The Corporation developed comprehensive plans to ensure that its computer systems and key service providers were year-2000 compliant. The following is a summary and a result of those efforts.

     During 1998 the Corporation renewed its contract with its outside data processing service provider. As part of that contract, the data service provider ensured year-2000 compliance of the core banking systems that it provides to the Corporation. All costs related to this aspect of the year-2000 effort were the responsibility of the provider. The results of those efforts were positive. There were no negative effects on the operations of the Bank caused by the year-2000 issue.

     As part of its 1998 business plan, the Corporation upgraded all of its personal computers and associated software, all of which were year-2000 certified upon purchase. The Corporation contacted its commercial borrowers by personal contact and questionnaires and monitored their preparedness, notified deposit customers by mail of the Corporation's year-2000 efforts and provided a web page and a dedicated telephone line specifically for year-2000 issues. Third party vendors (telephone systems, electric utilities, security systems, etc.) were monitored for their year-2000 preparedness. To date there have been no negative effects on the operations or financial condition of the Bank caused by year-2000 issues relating to the Bank's personal computers and related software, its third party vendors or its borrowers, and there was no significant unusual customer activity relating to year 2000 publicity.

     The fact that there have been no negative effects caused by the year-2000 issue to date does not guarantee that an unforeseen problem could not occur in the future. Due to this uncertainty year-2000 issues could still cause material adverse effects on the Corporation's financial condition and results of operations. These adverse effects could be the result of but not limited to borrowers failing to repay loans, loss of business opportunities due to a failure to properly transact business and loss of customers to competition due to customer-service failure. This uncertainty cannot be quantified at this time.

     The Corporation has updated hardware and its associated software as part of its normal ongoing operations, and the hardware and software upgrades were a necessary result of that plan and were not accelerated due to the year-2000 issue. The use of internal resources for the year-2000 effort did not delay normal workflow or other projects from being completed. Total out-of-pocket costs related to year-2000 issues were less than $50,000 in 1999. This cost was in line with previously published estimates.

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

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term money market interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 17%. The Corporation was in compliance with this policy at December 31, 1999 and 1998. The following table reflects the Corporation's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in short-term interest rates:

                                                                                          Estimated increase (decrease) in
                           Rate change (basis points)                                             net interest income
                           --------------------------                                              December 31, 1999
                                                                                                   -----------------

                                    +200                                                                   3.9%
                                    -200                                                                  (0.4)%

In 1998 the Corporation preformed this analysis using a rate increase and decrease of 100 basis points. The estimated increase in net interest income if rates increased 100 basis points was 1.3%; the estimated decrease in net interest income if rates decreased 100 basis points was 0.8%. Both were within the Corporation's policy guidelines.

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

     The following table summarizes the Corporation's interest-rate sensitivity position as of December 31, 1999. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                             DECEMBER 31, 1999
                                                                             -----------------
                                                       0-3            3-6           6-12            1-5         OVER 5
                                                      MONTHS        MONTHS         MONTHS          YEARS         YEARS
                                                      ------        ------         ------          -----        ------

                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities, including
 overnight investments .........................     $ 33,257      $  8,175       $  7,994       $ 29,257      $     --
Loans held for sale ............................        1,816            --             --             --            --
Adjustable-rate loans ..........................       81,001        12,207         37,718        111,893         2,750
Fixed-rate loans ...............................        2,795         2,067          1,478         26,907        11,284
Mortgage-backed securities .....................        1,317         2,395          5,860          3,372         1,052
                                                     --------      --------       --------       --------      --------
   Total interest sensitive assets .............      120,186        24,844         53,050        171,429        15,086
                                                     --------      --------       --------       --------      --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ......................................       18,617        18,618             --             --            --
Time deposits ..................................       29,209        30,444         65,438         37,496            --
Other deposits(a) ..............................       10,507        10,508         22,427         83,270         9,981
Borrowings .....................................        4,839            --             --             33         2,638
                                                     --------      --------       --------       --------      --------
   Total interest sensitive liabilities.........       63,172        59,570         87,865        120,799        12,619
                                                     --------      --------       --------       --------      --------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities .........................     $ 57,014      $(34,726)      $(34,815)      $ 50,630      $  2,467
                                                     ========      ========       ========       ========      ========

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities .........     $ 57,014      $(22,288)      $(12,527)      $ 38,103      $ 40,570
                                                     ========      ========       ========       ========      ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities ................        190.3%        118.2%          94.1%         111.5%        111.8%
                                                     ========      ========       ========       ========      ========

Cumulative excess (deficiency) as a
 percentage of total assets ....................         14.2%         (5.5)%         (3.1)%          9.5%         10.1%
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

LIQUIDITY

     The Bank seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During 1999, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $2,671,000 at December 31, 1999 and 1998.

     During 1999, the primary sources of liquidity were $23.1 million in loan sales and proceeds from maturities of investments of $38.0 million. Primary uses of funds were $142.1 million in residential, commercial real estate and commercial loan originations, $18.1 million to purchase investment securities and $9.3 million to pay dividends to shareholders and repurchase stock. At December 31, 1999, the Bank had $12.2 million in money market funds and overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and stock repurchases by the Corporation are the primary uses of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at December 31, 1999:

Within one year:                                   (In thousands)
    Less than 3 months......................          $ 5,631
    3 to 6 months ..........................            5,454
    6 to 12 months .........................           11,613
                                                      -------
                                                       22,678

More than one year .........................            5,588
                                                      -------
                                                      $28,286
                                                      =======

CAPITAL ADEQUACY

     Total stockholders' equity at December 31, 1999 was $35.6 million, a decrease of $4.3 million from $39.9 million at the end of 1998. Included in stockholders' equity is an unrealized loss on securities available for sale, which decreased stockholders' equity, of $7,000 as compared to an unrealized gain at December 31, 1998 of $799,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. Also decreasing stockholders' equity in 1999 were dividends of $4.7 million and purchases of treasury shares of $4.6 million. As a percentage of total assets, stockholders' equity was 8.86% at December 31, 1999 compared to 10.05% at December 31, 1998.

     At December 31, 1999, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculations of Tier I capital. At December 31, 1999, net of applicable taxes, the unrealized loss on securities available for sale was $7,000.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At December 31, 1999, the FRB leverage capital ratio was 8.94% compared to 10.10% at December 31, 1998.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At December 31, 1999, the Bank's leverage capital ratio, under FDIC guidelines, was 8.58% compared to 9.20% at December 31, 1998.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% total risk-based capital ratio. The Corporation's and the Bank's total risk-based capital ratios were 11.80% and 11.28%, respectively, at December 31, 1999 compared to 12.71% and 11.68%, respectively, at December 31, 1998 for both the Corporation and the Bank, thus exceeding their risk-based capital requirements.

     As of December 31, 1999, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.28%, 10.03%, and 8.58%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized." (For further discussion on capital adequacy see note 9 in the Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION

     The Corporation's total assets increased to $402.2 million at December 31, 1999 from $397.1 million at December 31, 1998. Increases occurred in loans and money market funds and overnight investments and were partially offset by decreases investment and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale and other investments, decreased to $82.2 million at December 31, 1999 from $109.8 million at December 31, 1998. This was caused by decreases in corporate notes and mortgage-backed securities. Future increases in interest rates could reduce the value of these investments. Mortgage-backed securities decreased to $14.0 million at December 31, 1999 from $20.0 million at December 31, 1998 due to principal paydowns.

     INVESTMENTS. Certain information regarding the Corporation's investments as of December 31 is presented below (in thousands):

                                                                                  1999              1998
                                                                                  ----              ----
Amortized Cost:
   U.S. Treasury and U.S. Government Agency
      obligations available for sale...................................         $  3,006          $  2,510
   Foreign government bonds held to maturity...........................            1,000               750
   Fixed-income mutual funds available for sale........................           28,706            28,706
   Mortgage-backed securities available for sale.......................           13,996            19,988
   Corporate notes available for sale..................................           22,349            43,541
   Preferred stock available for sale..................................            7,310             7,310
   Other investments...................................................            5,794             5,794
                                                                                --------          --------
Total amortized cost...................................................           82,161           108,599
Unrealized gain on investment securities
   available for sale..................................................               (4)            1,239
                                                                                --------          --------
Total carrying value...................................................         $ 82,157          $109,838
                                                                                ========          ========
Total fair value of investment securities..............................         $ 82,397          $110,078
                                                                                ========          ========

     The following table presents the maturity distribution of the investment securities portfolio and the weighted average yield for each type and range of maturity as of December 31, 1999. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate mortgage-backed security amortization and prepayments (dollars in thousands):

                                         WITHIN             ONE TO           FIVE TO            OVER
                                        ONE YEAR          FIVE YEARS        TEN YEARS         TEN YEARS                TOTAL
                                        --------          ----------        ---------         ---------                -----
                                    AMOUNT     YIELD   AMOUNT    YIELD   AMOUNT     YIELD   AMOUNT     YIELD    AMOUNT        YIELD
                                    ------     -----   ------    -----   ------     -----   ------     -----    ------        -----

U.S. Treasury and agency
 obligations  available
 for sale ....................     $ 3,006     5.27%  $    --      --%  $    --       --%  $    --       --%   $ 3,006        5.27%
Mortgage-backed securities
 available for sale ...........      9,572     7.08     3,372    6.31     1,052     5.95        --       --     13,996        6.81
Corporate notes
 available for sale ...........     16,808     5.50     5,541    6.69        --       --        --       --     22,349        5.80
Foreign government bonds
 held to maturity .............         --       --       500    7.78       250     6.00       250     6.75      1,000        7.08
                                   -------            -------           -------            -------             -------
                                   $29,386     5.99%  $ 9,413    6.61%  $ 1,302     5.96%  $   250     6.75%   $40,351        6.14%
                                   =======            =======           =======            =======             =======

     At December 31, 1999, the Corporation did not hold securities of any single issuer, excluding FHLB of Boston stock, that exceeded ten percent of stockholders' equity.

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $25.2 million during the 1999 period to $292.8 million at December 31, 1999. This increase is primarily the result of increased commercial, commercial construction and commercial real estate loans partially offset by loan paydowns and payoffs in residential mortgage loans. Commercial, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of December 31 (in thousands):

                                               1999              1998              1997              1996             1995
                                               ----              ----              ----              ----             ----

Residential mortgages..................       $52,209           $45,658          $52,707           $66,654         $ 85,276
Commercial real estate.................       167,221           163,154          125,832           107,428           94,341
Commercial construction ...............        19,590            13,620           19,739            10,742            6,254
Commercial loans.......................        29,446            23,726           22,259            16,458            8,490
Consumer loans.........................        22,548            20,317           20,226            21,564           22,331
                                             --------          --------         --------          --------         --------
                                             $291,014          $266,475         $240,763          $222,846         $216,692
                                             ========          ========         ========          ========         ========

     Balances in residential mortgage loans are increasing mainly as a result of increases in interest rates and an increased mortgage origination staff. The Bank typically sells all fixed-rate residential mortgage loans that it originates to the secondary mortgage market and retains the adjustable-rate loans in its residential mortgage portfolio. Due to an increase in interest rates during the 1999 period, this adjustable-rate portfolio has increased as adjustable-rate loans become more favorable to the borrower than fixed-rate loans. Balances in commercial real estate, commercial construction, and commercial loans are increasing mainly due to the Corporation's increasing emphasis on corporate lending.

     Residential mortgage loan originations increased during 1999 to $48.5 million from $46.1 million in 1998. The Corporation originated $24.4 million in fixed-rate loans during 1999 compared to $36.1 million during 1998. Adjustable-rate loans totaling $24.1 million were originated during 1999 compared to $10.0 million during 1998. The Corporation sold loans totaling $23.1 million during 1999 compared to $34.3 million in 1998. At year-end 1999, the Corporation held $1.8 million of fixed-rate residential mortgage loans for sale compared to $1.2 million at year-end 1998.

     The following table sets forth a maturity distribution of the Corporation's commercial real estate, commercial construction, and commercial loans as of December 31, 1999. For purposes of compiling this table, fixed rate loans are treated as if the entire balance were due on the last contractual payment date. Adjustable-rate loans are shown at the adjustment period date. Based on experience with such loans, partial or full repayment of a portion of the Corporation's commercial real estate loans prior to contractual maturity can be expected.

                                                           WITHIN           ONE TO             OVER            TOTAL
                                                          ONE YEAR        FIVE YEARS        FIVE YEARS      GROSS LOANS
                                                          --------        ----------        ----------      -----------
                                                                                 (IN THOUSANDS)

Commercial real estate...............................     $54,077          $106,248           $ 6,896         $167,221
Commercial construction..............................      17,348               471             1,771           19,590
Commercial loans.....................................      17,949             9,506             1,991           29,446
                                                          -------          --------           -------         --------
     Total...........................................     $89,374          $116,225           $10,658         $216,257
                                                          =======          ========           =======         ========
Loans with adjustable rate...........................                       $91,067            $2,750
Loans with fixed rate................................                        25,158             7,908
                                                                           --------           -------
                                                                           $116,225           $10,658
                                                                           ========           =======

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is 90 days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At December 31, 1999, no loans were considered impaired and accruing interest.

     Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status, increased to $1.5 million at December 31, 1999 compared to $638,000 at December 31, 1998. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by 90 days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at December 31 (dollars in thousands):

                                                1999             1998              1997             1996              1995
                                                ----             ----              ----             ----              ----
Accruing loans 90 days or more
  past due.............................        $  633            $ 163            $  --            $   --           $  155
Nonaccrual loans.......................           914              475              347             2,712            4,084
                                               ------            -----            -----            ------           ------
Total nonperforming loans..............        $1,547            $ 638            $ 347            $2,712           $4,239
                                               ======            =====            =====            ======           ======

Percentage of nonperforming loans to:
Total loans............................          0.53%            0.24%            0.14%             1.22%            1.96%
                                               ======            =====            =====            ======           ======
Total assets...........................          0.38%            0.16%            0.09%             0.76%            1.19%
                                               ======            =====            =====            ======           ======

     In addition, at December 31, 1999 and 1998, the Corporation had $278,000 and $491,000, respectively, of loans past due 60 to 89 days and still accruing interest not included above. These loans are closely monitored by management and they are considered in reviews of the adequacy of the loan loss reserve.

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

REAL ESTATE ACQUIRED BY FORECLOSURE

     There was no real estate acquired by foreclosure at December 31, 1999 compared to $1.5 million at December 31, 1998. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loan or the net carrying value of the property less estimated cost of disposition.

     The Corporation had a net gain of $514,000 on the sale of real estate acquired by foreclosure in the 1999 period compared to a net gain of $2,000 on real estate acquired by foreclosure in the 1998 period.

     In summary, nonperforming assets are as follows at December 31, (in thousands):

                                                       1999              1998             1997             1996            1995
                                                       ----              ----             ----             ----            ----

Nonperforming loans....................               $1,547            $  638           $  347            $2,712          $4,239
Real estate acquired by
 foreclosure...........................                   --             1,450            2,010             2,230           3,092
                                                      ------            ------           ------            ------          ------
Total nonperforming assets.............               $1,547            $2,088           $2,357            $4,942          $7,331
                                                      ======            ======           ======            ======          ======

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the years ended December 31 (dollars in thousands):

                                                           1999          1998          1997          1996          1995
                                                           ----          ----          ----          ----          ----

Balance at beginning of period .....................     $ 4,023       $ 4,066       $ 4,533       $ 4,533       $ 4,789
                                                         -------       -------       -------       -------       -------
Losses charged to the allowance:
    Commercial .....................................          (4)           --            --            --            --
    Commercial mortgage and
       construction ................................         (49)           --          (344)         (143)         (113)
    Residential mortgage ...........................          --            --          (241)         (280)         (472)
    Consumer loans .................................          (7)          (98)          (23)          (33)          (31)
                                                         -------       -------       -------       -------       -------
                                                             (60)          (98)         (608)         (456)         (616)
                                                         -------       -------       -------       -------       -------

Loan recoveries:
    Commercial .....................................         100            24           116            61            79
    Commercial mortgage
    and construction ...............................          34            79           248           233           255
    Residential mortgage ...........................          36            23            75            30           161
    Consumer loans .................................          18            20            18            16            19
                                                         -------       -------       -------       -------       -------
                                                             188           146           457           340           514
                                                         -------       -------       -------       -------       -------
    Net (charge-offs) recoveries ...................         128            48          (151)         (116)         (102)
Provision for (recovery of) loan
    losses charged (credited)
    to expense .....................................         120           (91)         (316)          116          (154)
                                                         -------       -------       -------       -------       -------
Balance at end of period ...........................     $ 4,271       $ 4,023       $ 4,066       $ 4,533       $ 4,533
                                                         =======       =======       =======       =======       =======

Allowance to total loans
    at end of period ...............................        1.47%         1.50%         1.69%         2.03%         2.09%
                                                         =======       =======       =======       =======       =======

Allowance to nonperforming
    loans at end of period .........................       276.1%        630.6%      1171.18%        167.1%        106.9%
                                                         =======       =======       =======       =======       =======

Net (charge-offs) recoveries to
    Average loans outstanding ......................         .04%          .02%         (.07)%        (.05)%        (.27)%
                                                         =======       =======       =======       =======       =======

Allocation of ending balance:
    Commercial .....................................     $   435       $   298       $   295       $   218       $   116
    Commercial mortgage and
       construction ................................       3,110         2,917         2,752         3,099         2,940
    Residential mortgage ...........................         512           619           727           936         1,237
    Consumer loans .................................         214           189           292           280           240
                                                         -------       -------       -------       -------       -------
                                                         $ 4,271       $ 4,023       $ 4,066       $ 4,533       $ 4,533
                                                         =======       =======       =======       =======       =======
Percentage of loans in each category to total loans:
    Commercial .....................................        10.1%          8.9%          9.2%          7.4%          3.9%
    Commercial mortgage and
      construction .................................        64.2          66.3          60.5          53.0          46.4
    Residential mortgage ...........................        17.9          17.1          21.9          29.9          39.4
    Consumer loans .................................         7.8           7.7           8.4           9.7          10.3
                                                         -------       -------       -------       -------       -------
                                                           100.0%        100.0%        100.0%        100.0%        100.0%
                                                         =======       =======       =======       =======       =======

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic conditions and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $914,000 of impaired loans, all of which is measured using the fair value method, is $112,000.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At December 31, 1999 there were no legal claims against the Corporation.

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

PROPERTIES

     The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly. At December 31, 1999, management believes that the Bank's existing properties are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's offices as of December 31, 1999:

                                                                     OWNED            LEASE             LEASE
                                                   YEAR               OR           EXPIRATION          RENEWAL
                    OFFICE LOCATION               OPENED            LEASED            DATE             OPTION
                    ---------------               ------            ------         ----------          -------

Peabody Square
  10 Main Street................................   1854              Owned              --                --
Northshore Shopping Center......................   1958             Leased            2000               Yes
West Peabody
  Russell and Lowell Street.....................   1971             Leased            2003               No*
South Peabody**
  Lynn Street...................................   1979              Owned              --                --
  Lynnfield Street..............................   2000             Leased            2009               Yes
Beverly
  175 Cabot Street..............................   1867              Owned              --                --
North Beverly
  55 Dodge Street...............................   1968             Leased            2006               No

*  Bank has option to purchase.
** The Lynn Street office is expected to close and the Lynnfield Street office is expected to open in March 2000.

OTHER ASSETS

     Included in other assets at December 31, 1999 and December 31, 1998 are $1,605,000 and $1,388,000, respectively, of deferred income tax asset.

LIABILITIES

     Year-end deposit levels increased to $355.5 million at December 31, 1999 from $347.0 million at December 31, 1998. This increase took place primarily in time and money market deposits and was partially offset by a decrease in NOW account deposits.

     AVERAGE DEPOSITS. The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31 (dollars in thousands):

                                            1999                   1998                   1997
                                   --------------------    -------------------    -------------------
                                    AMOUNT         COST    AMOUNT         COST    AMOUNT         COST
                                    ------         ----    ------         ----    ------         ----

Non-interest bearing..........     $ 17,485          --%  $ 15,508          --%  $ 15,977          --%
NOW accounts .................       36,692        0.53     35,496        0.70     32,242        0.76
Savings ......................      137,497        2.46    130,370        2.66    129,585        2.60
Time .........................      155,621        5.08    148,437        5.47    139,507        5.48
                                   --------               --------               --------
      Total deposits..........     $347,295        3.31%  $329,811        3.59%  $317,311        3.54%
                                   ========               ========               ========

     Federal Home Loan Bank of Boston advances were $2.7 million at December 31, 1999 and 1998. Securities sold under agreement to repurchase were $4.8 million at December 31, 1999 and $5.0 million at December 31, 1998.

     Accrued expenses and other liabilities includes a current income tax payable of $436,000 at December 31, 1999 and zero at December 31, 1998. It also includes accrued salaries and benefits payable of $600,000 at December 31, 1999 and $117,000 at December 31, 1998.

     INCOME YIELD AND COST OF FUNDS ANALYSIS. The table below sets forth information concerning the Corporation's average balances, interest income and expense, and yield information for the three years shown. Average loan balances include nonaccruing loans. The yields on investments are calculated on a fully taxable-equivalent basis using a federal tax rate of 34%.

                                                                   YEAR ENDED DECEMBER  31,
                              ----------------------------------------------------------------------------------------------------
                                              1999                                1998                            1997
                              ----------------------------------------------------------------------------------------------------
                               AVERAGE                  YIELD/      AVERAGE                YIELD/   AVERAGE                 YIELD/
                               BALANCE      INTEREST     RATE       BALANCE     INTEREST    RATE    BALANCE     INTEREST     RATE
                               -------      --------     ----       -------     --------    ----    -------     --------     ----
                                                                   (DOLLARS IN THOUSANDS)

  Loans .................     $273,376      $ 22,891     8.37%     $250,992     $ 22,434    8.94%  $229,889     $ 21,248     9.24%
  Investments, including
   overnight investments.       89,115         4,969     5.64        86,417        5,048    6.02     76,476        4,499     6.13
  Mortgage-backed
   securities ...........       16,579         1,127     6.80        24,781        1,771    7.15     38,159        3,233     7.13
                              --------      --------               --------     --------           --------     --------
     Total interest-
       earning assets ...      379,070        28,987     7.66%      362,190       29,253    8.12%   344,524       28,539     8.34%
Non-interest earning
  assets ................       13,692                               14,777                          15,130
                              --------                             --------                        --------

Total assets ............     $392,762                             $376,967                        $359,654
                              ========                             ========                        ========

Interest-bearing
  liabilities:
  Deposits ..............     $329,810        11,488     3.48%     $314,303       11,833    3.76%  $301,334       11,258     3.74%
  Borrowings ............        8,659           315     3.64        6,203           227    3.66      4,525          146     3.23
                              --------      --------               --------     --------           --------     --------
   Total interest-
    bearing liabilities .      338,469        11,803     3.49       320,506       12,060    3.76    305,589       11,404     3.73
Non-interest bearing
  deposits ..............       17,485                               15,508                          15,977
                              --------                             --------                        --------

Total deposits and
  borrowed funds ........      355,954                   3.31       336,014                 3.59    321,836                  3.54

Non-interest bearing
  liabilities ...........          918                                1,029                             463
Stockholders' equity ....       35,890                               39,924                          37,355
                              --------                             --------                        --------

    Total liabilities
      and stockholders'
      equity ............     $392,762                             $376,967                        $359,654
                              ========                             ========                        ========

Net interest income .....                   $ 17,184                            $ 17,193                        $ 17,135
                                            ========                            ========                        ========

Weighted average
  rate spread ...........                                4.35%                              4.53%                            4.80%

Net yield on average
  earning assets ........                                4.57%                              4.79%                            5.03%

     RATE/VOLUME ANALYSIS. The following table sets forth information concerning the Bank's interest and dividend income, interest expense and net interest income changes for the years listed.

                                                                       YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------------
                                               1999 COMPARED TO 1998                             1998 COMPARED TO 1997
                                       ------------------------------------------      ------------------------------------------
                                                INCREASE (DECREASE)                               INCREASE (DECREASE)
                                       ------------------------------------------      ------------------------------------------
                                                      DUE TO                                            DUE TO
                                       ------------------------------------------      ------------------------------------------
                                                               AVERAGE                                         AVERAGE
                                                                RATE/                                           RATE/
                                       VOLUME       RATE       VOLUME      TOTAL       VOLUME       RATE       VOLUME      TOTAL
                                       ------       ----       -------     -----       ------       ----       -------     -----
                                                                            (IN THOUSANDS)

Interest and dividend income:
  Investments, including overnight
     investments ...................  $   162     $  (328)    $    87     $   (79)    $   609     $   (81)    $    21     $   549
  Mortgage-backed securities .......     (586)        (86)         28        (644)       (978)        (65)         22      (1,021)
  Loans ............................     2001      (1,418)       (126)        457       1,950        (700)        (64)      1,186
                                      -------     -------     -------     -------     -------     -------     -------     -------
     Total interest and dividend
        income .....................    1,577         (11)       (266)      1,581        (846)        (21)        714

Interest expense:
  Deposits:
   N.O.W ...........................        8         (60)         (2)        (54)         25         (18)         (2)          5
   Savings .........................      190         (14)        (79)         20          81          (2)        102
   Time ............................      393        (577)        (28)       (212)        489         (20)         (1)        468
  Borrowings .......................       90          (1)         (1)         88          54          20           7          81
                                      -------     -------     -------     -------     -------     -------     -------     -------
      Total interest expense .......      681         (45)       (257)        588         (63)          5         656
                                      -------     -------     -------     -------     -------     -------     -------     -------
Net interest income ................  $   896     $  (939)    $    34     $    (9)    $   993     $  (909)    $   (26)    $    58
                                      =======     =======     =======     =======     =======     =======     =======     =======


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

     On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting operating segments of a business enterprise. The rules establish standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. The adoption of SFAS No. 131 had no effect on the Corporation's primary financial statements, but did result in the disclosure of segment information contained herein.

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

     PERSONAL BANKING

     The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. This business purchases adjustable-rate mortgage loans, home equity loans and installment loans from another business group and services all loans in its business.

     Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of mortgage loans and securities.

     Specific reportable segment information as of and for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                          YEAR ENDED DECEMBER 31, 1999



                              CORPORATE      PERSONAL                                   WARREN BANCORP
                               BANKING       BANKING        OTHER       ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------

Interest income-external      $  19,076     $   9,682     $     229                       $  28,987

Interest income-internal             --         8,963            45      $  (9,008)              --

Interest expense-external         1,338        10,367            98                          11,803

Interest expense-internal         8,963            --            45         (9,008)              --

Fee and other income                168           807           322                           1,297

Income tax expense
  (benefit)                       2,973         1,233        (1,379)                          2,827

Net income (loss)                 4,459         2,512        (1,507)                          5,464

Total assets                    237,600       156,600         8,000                         402,200

Total loans                     216,200        74,800            --                         291,000

Total deposits                   39,700       313,700         2,100                         355,500

                          YEAR ENDED DECEMBER 31, 1998


                              CORPORATE      PERSONAL                                   WARREN BANCORP
                               BANKING       BANKING        OTHER       ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------

Interest income-external      $  18,029     $  10,756     $     468                       $  29,253

Interest income-internal             --         8,746            12      $  (8,758)              --

Interest expense-external         1,037        10,923           100                          12,060

Interest expense-internal         8,454           761          (457)        (8,758)              --

Fee and other income                171           763           509                           1,443

Income tax expense
  (benefit)                       2,569           787          (632)                          2,724

Net income                        3,848         1,939           117                           5,904

Total assets                    221,900       162,500        12,700                         397,100

Total loans                     200,400        66,100         1,200                         267,700

Total deposits                   37,300       307,700         2,000                         347,000

                          YEAR ENDED DECEMBER 31, 1997


                              CORPORATE      PERSONAL                                   WARREN BANCORP
                               BANKING       BANKING        OTHER       ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------

Interest income-external      $  15,101     $  12,913      $     525                      $  28,539

Interest income-internal             --         7,248             25      $  (7,273)             --

Interest expense-external           665        10,595            144                         11,404

Interest expense-internal         7,128           300           (155)        (7,273)             --

Fee and other income                134         2,354*           851                          3,339

Income tax expense
  (benefit)                       2,377         2,067           (796)                         3,648

Net income (loss)                 3,476         3,832            (23)                         7,285

Total assets                    186,100       169,700         15,200                        371,000

Total loans                     167,900        73,100          1,000                        242,000

Total deposits                   28,600       294,700          2,000                        325,300

* Includes a gain on sale of mortgage servicing rights of $1,436,000.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

GENERAL

     The Corporation recorded a profit for the 1999 period of $5.5 million compared to a profit for the 1998 period of $5.9 million.

     Net interest income for both the 1999 and 1998 periods was $17.2 million. The weighted average interest-rate spread for the 1999 period was 4.35% compared to 4.53% for the 1998 period. The net yield on average earning assets was 4.57% for the 1999 period and 4.79% for the 1998 period. The return on average assets and the return on average stockholders' equity were 1.39% and 15.26%, respectively, for the 1999 period compared to 1.57% and 14.79%, respectively, for the 1998 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $29.0 million for the 1999 period from $29.3 million for the 1998 period. Interest on loans increased to $22.9 million for the 1999 period from $22.4 million for the 1998 period due to average loans outstanding increasing in the 1999 period despite a decrease in the average loan yield to 8.37% for the 1999 period compared to 8.94% for the 1998 period. Interest and dividends on investments was $5.0 for both the 1999 and 1998 periods. This is attributable to an increase in the average amount of investments held offset by a decrease in the average yield on investments to 5.64% for the 1999 period from 6.02% for the 1998 period. Mortgage-backed securities income decreased to $1.1 million in the 1999 period from $1.8 million in the 1998 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 6.80% for the 1999 period compared to 7.15% in the 1998 period.

INTEREST EXPENSE

     Interest on deposits decreased to $11.5 million for the 1999 period from $11.8 million for the 1998 period. This decrease was related to a decrease in the average cost of total deposits to 3.31% for the 1999 period from 3.59% for the 1998 period despite an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $315,000 in the 1999 period from $227,000 for the 1998 period. This increase is primarily related to an increase in borrowed funds and the average cost of borrowings decreasing only slightly to 3.64% for the 1999 period from 3.66% for the 1998 period.

  NON-INTEREST INCOME

     Total non-interest income for the 1999 period was $1.3 million compared to $1.4 million for the 1998 period. The gain from the sale of mortgage loans was $232,000 in the 1999 period compared to $343,000 in the 1998 period. The gain from the sale of investment securities was $17,000 for the 1999 period compared to $188,000 in the 1998 period.

  NON-INTEREST EXPENSE

     Total non-interest expense was $10.1 million in the 1999 and 1998 periods. Salaries and employee benefits were $6.6 million in the 1999 period and $6.0 million for the 1998 period. Included in salaries and employee benefits are incremental expenses associated with the expansion of the mortgage origination business (see "General" under "Management's Discussion and Analysis of Financial Condition and and Results of Operations"). Real estate operations income was $510,000 in 1999 compared to an expense of $65,000 in the 1998 period. This can be attributed mainly to a gain on the sale of a parcel of real estate acquired by foreclosure in the amount of $439,000. Expenses were also incurred to complete the formation of Warren Real Estate Investment Corporation ("WREIC"), a wholly owned subsidiary of the Bank. WREIC provided tax savings in 1999 and is expected to provide future tax savings (see "General" under "Management's Discussion and Analysis of Financial Condition and and Results of Operations").

INCOME TAX EXPENSE

     Income tax expense for the 1999 period was $2.8 million, or 34.1% of income before income taxes, compared to $2.7 million, or 31.6% of income before income taxes, for the 1998 period. During the 1998 period the Corporation recorded a benefit of $200,000 as a result of a settlement with the IRS in certain tax matters.

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

INTEREST EXPENSE

     Interest on deposits increased to $11.8 million for the 1998 period from $11.3 million for the 1997 period. This increase was related to an increase in the average cost of total deposits to 3.59% for the 1998 period from 3.55% for the 1997 period and an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $227,000 in the 1998 period from $146,000 for the 1997 period. This increase is primarily related to an increase in borrowed funds and the average cost of borrowings increasing to 3.66% for the 1998 period from 3.23% for the 1997 period.

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

MARKET AREA

     The Corporation's primary business and market area are the same as the Bank's business and market area. The Bank's primary market area is centered in Peabody (where its main office is located) and Beverly, Massachusetts, both approximately 18 miles north of Boston, and includes the other cities and towns of Essex County, Massachusetts. However, the Bank will make loans and provide services to customers throughout eastern Massachusetts and parts of southern New Hampshire. The population of Essex County increased to 695,000 in 1998 from 670,000 in 1990, and median family income in 1998 was $60,600. In addition, the unemployment rate in December 1999 in the Boston labor market was 2.5% compared to 3.2% in Massachusetts and 4.1% in the United States. This compares to 2.6%, 2.9% and 4.7% in December 1998 for the Boston labor market, Massachusetts and the United States, respectively.

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

     Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), effective March 11, 2000, securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Corporation and its subsidiaries conduct business. See "The Financial Services Modernization Legislation" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

     THE FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system, such as the Corporation, to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Generally, the Gramm-Leach-Bliley Act:

     - repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     - provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     - broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

     - provides an enhanced framework for protecting the privacy of consumer information;

     - adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     - modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and

     - addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order to engage in the new activities, a bank holding company, such as the Corporation, must meet certain tests. Specifically, a bank holding company's bank subsidiary must be well-capitalized and well-managed, as measured by regulatory guidelines, and all of the bank holding company's banks must have been rated "satisfactory" or better in the most recent Community Reinvestment Act evaluation of each bank. At this time, the Corporation has not determined whether it will become a financial holding company.

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

     The Gramm-Leach-Bliley Act includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. This provision will permit state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. See "Regulation, Warren Bancorp, Inc., Federal Law." Further, it expressly preserves the ability of a state bank to retain all existing subsidiaries. Massachusetts permits banks chartered by that state to engage in activities which are permissible for a national bank and that are approved by the Massachusetts Commissioner of Banks. Thus, the Bank would only be permitted to engage in the activities authorized by the Gramm-Leach-Bliley Act that are also approved by the Massachusetts Commissioner of Banks or otherwise authorized by Massachusetts law. In order to form a financial subsidiary, a state bank must be well-capitalized, and the state bank would be subject to certain capital deduction, risk management and affiliate transaction rules which are applicable to national banks.

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

     At December 31, 1999, the Bank had 166 employees, 42 of whom were part-time. None of the employees of the Bank are represented by a collective bargaining group, and management considers its relations and communications with employees to be satisfactory.

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

     Warren Real Estate Investment Corporation, a Massachusetts corporation incorporated in 1999, owns real estate loans which it received as an equity contribution from the Bank.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     Information pertaining to directors and executive officers is set forth under "Election of a Class of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 3, 2000 and is incorporated herein by reference.

EXECUTIVE COMPENSATION

     Information pertaining to executive compensation is set forth under "Executive Compensation" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 3, 2000 and is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information pertaining to security ownership of management and beneficial owners of more than five percent of the Corporation's common stock is set forth under "Beneficial Ownership of Common Stock" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 3, 2000 and is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 3, 2000 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                                              PAGES
                                                                                                              -----

Report of Independent Public Accountants.............................................................          29

Consolidated Balance Sheets at December 31, 1999 and December 31, 1998...............................          30

Consolidated Statements of Operations for the year ended
  December 31, 1999, 1998 and 1997...................................................................          31

Consolidated Statements of Changes in Stockholders' Equity for the year ended
  December 31, 1999, 1998 and 1997...................................................................          32

Consolidated Statements of Cash Flows for the year ended
  December 31, 1999, 1998 and 1997...................................................................          33

Notes to Consolidated Financial Statements...........................................................       34-67

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Warren Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Warren Bancorp, Inc. and subsidiaries (collectively, the Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express and opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                               ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 18, 2000

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    DECEMBER 31,   DECEMBER 31,
                                                                                        1999           1998
                                                                                    ------------   ------------
ASSETS

Cash and due from banks (non-interest bearing) (note 11)                              $   9,251      $   7,497
Money market funds and overnight investments (note 2)                                    12,205          4,542
                                                                                      ---------      ---------
  Cash and cash equivalents                                                              21,456         12,039
Investment and mortgage-backed securities available for sale (amortized cost of
  $75,367 at December 31, 1999 and $102,055 at December 31, 1998) (notes 2 and 7)        75,363        103,294
Other investments (fair value of $7,034 at December 31, 1999 and $6,784 at
  December 31, 1998) (note 2)                                                             6,794          6,544
Leans held for sale                                                                       1,816          1,192
Loans (notes 3 and 11)                                                                  291,014        266,475
Allowance for loan losses (note 3)                                                       (4,271)        (4,023)
                                                                                      ---------      ---------
  Net loans                                                                             286,743        262,452
Baring premises and equipment, net (note 4)                                               5,051          5,004
Accrued interest receivable                                                               2,613          2,803
Real estate acquired by foreclosure                                                          --          1,450
Other assets (notes 3 and 8)                                                              2,411          2,287
                                                                                      ---------      ---------

     Total assets                                                                     $ 402,247      $ 397,065
                                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits (note 6)                                                                   $ 355,534      $ 347,012
  Borrowed funds (note 7)                                                                 7,510          7,674
  Escrow deposits of borrowers                                                            1,132          1,065
  Accrued interest payable                                                                  512            589
  Accrued expenses and other liabilities (note 8)                                         1,915            804
                                                                                      ---------      ---------

     Total liabilities                                                                  366,603        357,144
                                                                                      =========      =========

Commitments and contingencies (notes 4 and 11)

Stockholders' equity:
  Preferred stock. $10 par value; Authorized - 10,000,000 shares;
    Issued and outstanding - none                                                            --             --
  Common stock, $.10 par value; Authorized - 20,000,000 shares;
    Issued - 8,094,414 shares at December 31, 1999 and December 31, 1998;
    Outstanding - 7,333,211 shares at December 31.1999, 7,826,691 shares at
    December 31, 1998                                                                       809            809
  Additional paid-in capital                                                             35,841         35,710
  Retained earnings                                                                       5,305          4,516
  Treasury stock, at cost, 761,203 shares at December 31, 1999 and 267,723 shares
    at December 31, 1998                                                                 (6,304)        (1,913)
                                                                                      ---------      ---------
                                                                                         35,651         39,122
Unrealized gain (loss) on marketable securities available for sale, net of
  income taxes (note 2)                                                                      (7)           799

                                                                                      ---------      ---------
Total stockholders' equity                                                               35,644         39,921
                                                                                      ---------      ---------

Total liabilities and stockholders' equity                                            $ 402,247      $ 397,065
                                                                                      =========      =========


          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------

                                                                 1999          1998          1997
                                                                 ----          ----          ----
                                                               (In thousands, except per-share data)
Interest and dividend income:
  Interest on loans                                            $ 22,891      $ 22,434      $ 21,246
  Interest and dividends on investments                           4,969         5,048         4,499
  Interest on mortgage-backed securities                          1,127         1,771         2,792
                                                               --------      --------      --------

     Total interest and dividend income                          28,987        29,253        28,539
                                                               --------      --------      --------

Interest expense:
  Interest on deposits                                           11,488        11,833        11,258
  Interest on borrowed funds                                        315           227           146
                                                               --------      --------      --------

     Total interest expense                                      11,803        12,060        11,404
                                                               --------      --------      --------

     Net interest income                                         17,184        17,193        17,135
Provision for (recovery of) loan losses (note 3)                    120           (91)         (316)
                                                               --------      --------      --------
     Net interest income after provision for (recovery of)
       loan losses                                               17,064        17,284        17,451
                                                               --------      --------      --------

Non-interest income:
  Loan servicing fees                                                16            20           129
  Customer service fees                                             948           879           906
  Gains on sales of investment securities, net (note 2)              17           188           140
  Gains on sales of mortgage servicing rights                        --            --         1,436
  Gains on sales of mortgage loans                                  232           343           181
  Gain from termination of pension plan (note 10)                    --            --           538
  Other                                                              84            13             9
                                                               --------      --------      --------

     Total non-interest income                                    1,297         1,443         3,339
                                                               --------      --------      --------

     Income before non-interest expense and income taxes         18,361        18,727        20,790
                                                               --------      --------      --------

Non-interest expenses:
  Salaries and employee benefits (note 10)                        6,580         5,999         5,753
  Office occupancy and equipment (note 4)                         1,054         1,178         1,147
  Professional services                                             273           219           234
  Marketing                                                         214           287           241
  Real estate operations expense (income)                          (510)           65           409
  Outside data processing expense (note 4)                          480           491           488
  Other                                                           1,783         1,860         1,585
                                                               --------      --------      --------

     Subtotal                                                     9,874        10,099         9,857

  Expenses for formation of Warren Real Estate Investment
     Corporation                                                    196            --            --
                                                               --------      --------      --------

     Total noninterest expenses                                  10,070        10,099         9,857
                                                               --------      --------      --------

     Income before income taxes                                   8,291         8,628        10,933
Income tax expense (note 8)                                       2,827         2,724         3,648
                                                               --------      --------      --------

     Net income                                                $  5,464      $  5,904      $  7,285
                                                               ========      ========      ========

     Basic earnings per share (note 5)                         $   0.74      $   0.75      $   0.96
                                                               ========      ========      ========

     Diluted earnings per share (note 5)                       $   0.72      $   0.72      $   0.91
                                                               ========      ========      ========


          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                                                        ADDITIONAL               ON SECURITIES
                                              COMPREHENSIVE    COMMON    PAID-IN      RETAINED   AVAILABLE FOR TREASURY
                                                 INCOME        STOCK     CAPITAL      EARNINGS     SALE, NET    STOCK        TOTAL
                                              -------------    ------   ----------    --------   ------------- --------      -----
                                                                               (Dollars in thousands)
Balance at December 31, 1996                                 $    752    $ 33,869     $    260     $    738    $ (1,174)   $ 34,445

Comprehensive income:
Net income                                      $  7,285           --          --        7,285           --          --       7,285
                                                --------
Other comprehensive income:
Unrealized gain on securities
  for sale, net of taxes                             587
Less: Reclassification adjustment for
  securities gains, net of tax expense $49,
  included in net income                              91
                                                --------
Total other comprehensive income                     678           --          --                       678          --         678
                                                --------

Comprehensive income                            $  7,963
                                                ========

Dividends paid                                                     --          --       (3,263)          --          --      (3,263)

Tax benefit of stock options exercised                             --         144           --           --          --         144

Issuance of 289,060 shares for exercise
  of options                                                       28         711           --           --          --         739
                                                             --------    --------     --------     --------    --------    --------

Balance at December 31, 1997                                      780      34,724        4,282        1,416      (1,174)     40,028


Comprehensive income:
Net income                                      $  5,904           --          --        5,904           --          --       5,904
                                                --------
Other comprehensive income:
Unrealized loss on securities
  available for sale, net of taxes                  (739)
Less: Reclassification adjustment for
  securities gains, net of tax expense of $66,
  included in net income                             122
                                                --------
Total other comprehensive income                    (617)          --          --           --         (617)         --        (617)
                                                --------

Comprehensive income                            $  5,287
                                                ========

Purchase of treasury stock (102,523 shares)                        --          --           --           --        (928)       (928)

Dividends paid                                                     --          --       (5,670)          --          --      (5,670)

Tax benefit of stock options exercised                             --         106           --           --          --         106

Issuance of 286,220 common shares
  for exercise options                                             29         880           --           --         189       1,098
                                                             --------    --------     --------     --------    --------    --------

Balance at December 31, 1998                                      809      35,710        4,516          799      (1,913)     39,921

Comprehensive income:
Net income                                      $  5,464           --          --        5,464           --          --       5,464
                                                --------
Other comprehensive income:
Unrealized loss on securities
  available for sale, net of taxes                  (806)
Less: Reclassification adjustment for
  securities gains, net of tax expense of $66,
  included in net income                               0
                                                --------
Total other comprehensive income                    (806)          --          --           --         (806)         --        (806)
                                                --------

Comprehensive income                            $  4,658
                                                ========

Purchase of treasury stock (523,400 shares)                        --          --           --           --      (4,634)     (4,634)

Dividends paid                                                     --          --       (4,675)          --          --      (4,675)

Tax benefit of stock options exercised                             --         246           --           --          --         246

Issuance of 29,920 common shares
  for exercise of options                                          --        (115)          --           --         243         128
                                                             --------    --------     --------     --------    --------    --------

Balance at December 31, 1999                                 $    809    $ 35,841     $  5,305     $     (7)   $ (6,304)   $ 35,644
                                                             ========    ========     ========     ========    ========    ========


          See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
                                                                                   -----------------------

                                                                               1999          1998          1997
                                                                               ----          ----          ----
                                                                                         (In thousands)
Net Income                                                                   $  5,464      $  5,904      $  7,285

Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for (recovery of) loan losses                                          120           (91)         (316)
 Depreciation and amortization                                                    488           594           592
 Deferred income taxes (benefit)                                                  229          (291)         (210)
 Amortization of premiums, fees and discounts                                     604           680           420
 (Gains) on sale of investment securities                                         (17)         (188)         (140)
 (Gains) on sales of mortgage loans                                              (232)         (343)         (181)
 Write-down of real estate acquired by foreclosure                                 --           210
 (Gains) on sale of real estate acquired by foreclosure                          (514)          (18)           (2)
 (Increase) decrease in loans held for sale                                      (624)         (161)        1,972
 (Increase) decrease in accrued interest receivable                               190           (13)         (130)
 Decrease in other assets                                                          83           560         1,697
 Increase (decrease) in accrued interest payable                                  (77)         (223)          180
 Increase (decrease) in other liabilities and escrow deposits                   1,424           (65)         (650)
                                                                             --------      --------      --------

     Net cash provided by operating activities                                  7,138         6,345        10,727
                                                                             --------      --------      --------

Cash flows from investing activities:
 Purchase of investment securities available for sale                         (18,100)      (52,957)      (55,112)
 Proceeds from sales of investment securities available for sale                   17         2,796         8,987
 Proceeds from maturities of investment securities available for sale          37,953        37,127        38,274
 Proceeds from sales of mortgage-backed securities available for sale              --            --         5,721
 Proceeds from payments of mortgage-backed securities available for sale        5,982         9,732         8,443
 Proceeds from sales of real estate acquired by foreclosure                       163           735           574
 Net (increase) in loans                                                      (22,378)      (25,432)      (20,352)
 Purchases of premises and equipment                                             (535)         (813)         (773)
                                                                             --------      --------      --------

     Net cash provided by (used in) investing activities                        3,102       (28,812)      (14,238)
                                                                             --------      --------      --------

Cash flows from financing activities:
 Net increase in deposits                                                       8,522        21,719         8,927
 Proceeds from Federal Home Loan Bank advances                                     --         2,000           630
 Principal payments on Federal Home Loan Bank advances                             --            --        (2,674)
 Net increase (decrease) in other borrowed funds                                 (164)        2,808            43
 Dividends paid                                                                (4,675)       (5,670)       (3,263)
 Purchases of treasury stock                                                   (4,634)         (928)           --
 Stock options exercised                                                          128         1,098           739
                                                                             --------      --------      --------

     Net cash provided by (used in) financing activities                         (823)       21,027         4,402
                                                                             --------      --------      --------

 Net increase (decrease) in cash and cash equivalents                           9,417        (1,440)          891
 Cash and cash equivalents at beginning of year                                12,039        13,479        12,588
                                                                             --------      --------      --------

 Cash and cash equivalents at end of year                                    $ 21,456      $ 12,039      $ 13,479
                                                                             ========      ========      ========
 Cash paid during the year for:
  Interest                                                                   $ 11,880      $ 12,283      $ 11,224
  Income taxes                                                               $  2,245      $  2,733      $  3,924

 Supplemental noncash investing and financing activities:

  Foreclosures on real estate                                                $    101      $    158      $    602
  Securitization of loans to mortgage-backed securities                            --            --      $  1,9O3


        See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     A substantial portion of the Corporation's loans are secured by real estate in markets primarily in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changing conditions in these markets.

     The following is a summary of the more significant accounting policies.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, Warren Five Cents Savings Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Warren Real Estate Investment Corporation, Northbank Realty, Inc., Northbank Financial Corporation, Hannah Investments, Inc., Warren Securities Corporation II and Peabody Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

LOANS HELD FOR SALE AND SALES OF LOANS

     Loans held for sale are stated at the lower of aggregate cost or fair value. The fair value of loans held for sale is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     The allowance is an amount management believes will be adequate to absorb loan losses based on evaluations of known and inherent risks in the portfolio, changes in the nature of the loan portfolio, overall portfolio quality, specific problem loans, prior loss experience and economic trends that may affect the borrowers' ability to pay. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

LOAN FEES AND COSTS

     Loan origination fees and certain direct incremental loan origination costs are deferred and amortized over the life of the related loans as yield adjustments using primarily the effective interest method. When the loans are sold or paid off, the unamortized fees and costs are recognized as income or expense.

BANKING PREMISES AND EQUIPMENT

     Banking premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the terms of leases, if shorter. The Corporation periodically assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Based on its review, the Corporation does not believe that any material impairment of its long-lived assets has occurred.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

COMPREHENSIVE INCOME

     In accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, the "Consolidated Statements of Changes in Stockholders' Equity" includes a measure called "Comprehensive Income", which includes net income as well as certain items that are reported separately as other comprehensive income. Currently, the Corporation's only component of Other Comprehensive Income is its unrealized gains (losses) on securities available for sale.

FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Because the Corporation is managed under distinct operating segments, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of financial and descriptive information about the Corporation's operating segments. The Statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and expense. A segment is further defined as a business component for which separate financial information is available and whose operating results are reviewed by the chief operating decision-maker in performance assessment and resource allocation.

NEW PRONOUNCEMENTS

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was amended to be effective for the Corporation January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The statement requires that changes in the derivative's fair value be recognized unless specific hedge accounting criteria are met. This statement as amended is effective for fiscal years beginning after June 15, 2000, and earlier adoption is permitted. Management does not expect adoption of this statement to have a material effect on the Corporation's financial position, results of operations or liquidity.

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES

     Investment and mortgage-backed securities at December 31, 1999 and 1998 are as follows:

                                                                       GROSS         GROSS
                                                        AMORTIZED   UNREALIZED     UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES        VALUE
                                                        ---------   ----------     ----------      -----
                                                                        (IN THOUSANDS)
1999
----

AVAILABLE FOR SALE

Fixed income mutual funds .........................     $ 28,706     $     42      $   (253)     $ 28,495
FNMA mortgage-backed securities ...................        9,738          228            (1)        9,965
GNMA mortgage-backed securities ...................        4,258           --          (175)        4,083
U.S. Government and related
 obligations ......................................        3,006           --           (10)        2,996
Corporate notes ...................................       22,349           --           (48)       22,301
Preferred stock ...................................        7,310          265           (52)        7,523
                                                        --------     --------      --------      --------

                                                          75,367          535          (539)       75,363
                                                        --------     --------      --------      --------

OTHER

Foreign government bonds
 held to maturity .................................        1,000           --            --         1,000
Stock in Federal Home Loan Bank
  of Boston .......................................        4,110           --            --         4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ..................................          108           --            --           108
Stock in Savings Bank Life Insurance
  Company of Massachusetts ........................        1,576          240            --         1,816
                                                        --------     --------      --------      --------
                                                           6,794          240            --         7,034
                                                        --------     --------      --------      --------
                                                        $ 82,161     $    775      $   (539)     $ 82,397
                                                        ========     ========      ========      ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)

                                                                       GROSS           GROSS
                                         AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                           COST           GAINS        LOSSES          VALUE
                                         ---------     ----------    ----------        -----
                                                             (IN THOUSANDS)

1998
----

AVAILABLE FOR SALE

Fixed income mutual funds ..........     $  28,706     $     590      $      --      $  29,296
FNMA mortgage-backed securities ....        14,454           418             (1)        14,871
GNMA mortgage-backed securities ....         5,534            28             (3)         5,559
U.S. Government and related
 obligations .......................         2,510            13             --          2,523
Corporate notes ....................        43,541            39            (41)        43,539
Preferred stock ....................         7,310           248            (52)         7,506
                                         ---------     ---------      ---------      ---------

                                           102,055         1,336            (97)       103,294
                                         ---------     ---------      ---------      ---------

OTHER

Foreign government bonds
 held to maturity ..................           750            --             --            750
Stock in Federal Home Loan Bank
  of Boston ........................         4,110            --             --          4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................           108            --             --            108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........         1,576           240             --          1,816
                                         ---------     ---------      ---------      ---------
                                             6,544           240             --          6,784
                                         ---------     ---------      ---------      ---------
                                         $ 108,599     $   1,576      $     (97)     $ 110,078
                                         =========     =========      =========      =========

     In 1997, proceeds from sales of mortgage-backed securities amounted to $5,721,000 and realized losses on such sales were $98,000. There were no sales of mortgage-backed securities in 1999 and 1998 and there were no sales of other types of debt securities in 1999, 1998 and 1997.

     Proceeds from the sales of equity securities were zero, $2,796,000 and $8,987,000 in 1999, 1998 and 1997, respectively. Realized gains on sales of equity securities were zero, $188,000 and $217,000 in 1999, 1998 and 1997, respectively. However in 1999, the Corporation received a settlement in the amount of $17,000 for an investment which was sold in 1994.

There were no realized losses on sales of equity securities in 1999, 1998 or 1997.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)

     U.S. Government and related obligations and mortgage-backed securities with an amortized cost and fair value of $5,946,000 and $6,004,000, respectively, at December 31, 1999 and $4,256,000 and $4,372,000, respectively, at December 31, 1998 were pledged to secure securities sold under agreements to repurchase.

     The following table presents a maturity distribution of the amortized cost and fair value of the debt securities portfolio as of December 31, 1999. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate, mortgage-backed security amortization and prepayments.

                                          AFTER       AFTER
                                           ONE        FIVE
                                           BUT         BUT
                              WITHIN     WITHIN      WITHIN        AFTER
                               ONE        FIVE         TEN          TEN
                               YEAR       YEARS       YEARS        YEARS        TOTAL
                              ------     ------      ------        -----        -----
                                                (IN THOUSANDS)

AVAILABLE FOR SALE
------------------

Amortized cost .........     $29,386     $ 8,913     $ 1,052     $      --     $39,351
                             =======     =======     =======     =========     =======

Fair value .............     $29,505     $ 8,831     $ 1,009     $      --     $39,345
                             =======     =======     =======     =========     =======


OTHER (HELD TO MATURITY)
------------------------

Amortized cost .........     $    --     $   500     $   250     $     250     $ 1,000
                             =======     =======     =======     =========     =======

Fair value .............     $    --     $   500     $   250     $     250     $ 1,000
                             =======     =======     =======     =========     =======

     The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLBB"), is required to invest in $100 par value stock in the amount of one percent of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever is higher. As and when such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(3) LOANS

     Loans at December 31 are summarized as follows:

                                                           1999                1998
                                                           ----                ----
                                                                (IN THOUSANDS)
Residential mortgage:
    Adjustable-rate ..........................          $  48,369           $  40,895
    Fixed-rate ...............................              3,840               4,763
                                                        ---------           ---------
                                                           52,209              45,658
                                                        ---------           ---------

Commercial mortgage:
    Adjustable-rate ..........................            145,516             136,637
    Fixed-rate ...............................             21,705              26,517
    Construction .............................             19,590              13,620
                                                        ---------           ---------
                                                          186,811             176,774
                                                        ---------           ---------

Commercial loans .............................             29,446              23,726
                                                        ---------           ---------

Consumer loans:
    Home equity ..............................             20,152              17,064
    Other ....................................              2,396               3,253
                                                        ---------           ---------
                                                           22,548              20,317
                                                        ---------           ---------

    Total loans ..............................            291,014             266,475

Allowance for loan losses.....................             (4,271)             (4,023)
                                                        ---------           ---------
          Net loans ..........................          $ 286,743           $ 262,452
                                                        =========           =========

     Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                                   1999              1998             1997
                                                                                   ----              ----             ----
                                                                                              (IN THOUSANDS)

Balance at beginning of year...........................................           $4,023            $4,066           $4,533
Provision for (recovery of) loan losses charged
 (credited) to expense.................................................              120               (91)            (316)
Loans charged off......................................................              (60)              (98)            (608)
Loan recoveries........................................................              188               146              457
                                                                                  ------            ------           ------
Balance at end of year.................................................           $4,271            $4,023           $4,066
                                                                                  ======            ======           ======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

 (3) LOANS - (CONTINUED)

     The allowance for loan losses at December 31, 1999 attributable to $914,000 of impaired loans, all of which is measured using the fair value of collateral method, is $112,000. The allowance for loan losses at December 31, 1998 attributable to $710,000 of impaired loans, of which $454,000 was measured using the present value method and $256,000 using the fair value of collateral method, was $118,000.

     At December 31, 1999 the Corporation had net deferred origination costs of $118,000, reflected as an addition to the appropriate loan categories, and at December 31, 1998 had $120,000 net deferred loan fees, reflected as a reduction of the appropriate loan categories.

     On January 31, 1997, the Corporation sold its rights to service approximately $209 million of residential mortgage loans representing over 95% of the portfolio of loans serviced for others. At December 31, 1999, 1998 and 1997 the Corporation serviced residential loans for investors of approximately $3,737,000, $3,580,000 and $3,983,000, respectively, which are not reflected in the accompanying consolidated financial statements because they are not assets of the Corporation. At December 31, 1999 no formal recourse provisions exist in connection with such servicing.

     Nonaccruing loans amounted to $914,000, $475,000 and $347,000 at December 31, 1999, 1998 and 1997, respectively. Interest income of approximately $47,000, $48,000 and $21,000 would have been recorded in 1999, 1998 and 1997, respectively, on these nonaccrual loans if these loans had been on a current basis in accordance with their original terms. Interest income actually recorded on these nonaccrual loans amounted to $26,000, $22,000 and $1,000 in 1999, 1998 and 1997, respectively. Of those nonaccruing loans at December 31, 1999, all were considered impaired compared to none considered impaired at December 31, 1998.

     At December 31, 1998, there was $710,000 of additional loans considered impaired and performing. The Corporation would have recorded additional interest income of approximately $21,000 had these loans performed under their original terms. Interest income actually recorded on these loans amounted to $59,000 in 1998. There were no additional loans considered impaired and performing at December 31, 1999.

     During 1999 and 1998, the average recorded investment in impaired loans was $1,174,000 and $905,000, respectively.

     Gains on sales of mortgage loans of $232,000 and $343,000 were realized during the 1999 and 1998 periods, respectively, from the sale of $23.1 million and $34.3 million of residential mortgage loans.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     In the ordinary course of business, the Bank has made loans to executive officers and directors of the Corporation and its subsidiaries and to affiliates of the executive officers and directors at substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 1999 was $9,181,000. Activity in these loans during the year ended December 31, 1999 included loan additions of $3,212,000 and loan repayments of $564,000. The balance of these loans at December 31, 1998 was $6,533,000.

(4)  BANKING PREMISES AND EQUIPMENT

     Banking premises and equipment at December 31 are as follows:

                                                                                                    1999              1998
                                                                                                    ----              ----
                                                                                                         (IN THOUSANDS)

         Land...........................................................................           $ 1,186          $ 1,186
         Buildings......................................................................             4,836            4,627
         Equipment......................................................................             4,112            4,543
         Leasehold improvements.........................................................             1,261            1,261
                                                                                                   -------          -------
                                                                                                    11,395           11,617
         Accumulated depreciation and amortization......................................            (6,344)          (6,613)
                                                                                                   -------          -------
                                                                                                   $ 5,051          $ 5,004
                                                                                                   =======          =======

     Depreciation and amortization expense related to the Corporation's premises and equipment were $488,000, $594,000, and $592,000 in 1999, 1998 and 1997,
respectively.

     At December 31, 1999, the Bank is obligated under noncancelable operating leases for premises and outside data processing for minimum payments in future periods as follows:

YEAR ENDED DECEMBER 31,                                                                                MINIMUM PAYMENTS
-----------------------                                                                                ----------------
                                                                                                        (IN THOUSANDS)

         2000...........................................................................                     $  649
         2001...........................................................................                        649
         2002...........................................................................                        659
         2003...........................................................................                        572
         2004...........................................................................                        196
         Thereafter.....................................................................                        623
                                                                                                             ------
                                                                                                             $3,348
                                                                                                             ======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $125,000, $137,000 and $138,000, respectively. Outside data processing expense for the years ended December 31, 1999, 1998 and 1997 amounted to $480,000, $491,000 and $488,000, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(5) EARNINGS PER SHARE

     The Corporation follows the provisions of SFAS No. 128, "Earnings Per Share." The components of basic and diluted EPS for the years ended 1999, 1998 and 1997 are as follows:

                                NET INCOME                  WEIGHTED AVERAGE SHARES NET INCOME PER SHARE
                       ------------------------------------------------------------------------------------------
                        1999       1998       1997       1999      1998        1997       1999     1998     1997
                       ------------------------------------------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT PER-SHARE DATA)

Basic EPS ........     $5,464     $5,904     $7,285      7,419      7,823      7,570     $ 0.74   $ 0.75   $ 0.96
Effect of dilutive
   stock options .         --         --         --        195        329        404       0.02     0.03     0.05
                       ------     ------     ------     ------     ------     ------     ------   ------   ------
Diluted EPS ......     $5,464     $5,904     $7,285      7,614      8,152      7,974     $ 0.72   $ 0.72   $ 0.91
                       ======     ======     ======     ======     ======     ======     ======   ======   ======

(6)  DEPOSITS

     Deposits at December 31 are summarized as follows:

                                                                                                    1999             1998
                                                                                                    ----             ----
                                                                                                        (IN THOUSANDS)

         Non-interest bearing...........................................................         $  19,019         $ 17,472
                                                                                                 ---------         --------

         Savings deposits:
             Regular savings and club accounts..........................................            99,909          100,918
             NOW accounts...............................................................            36,784           40,791
             Cash Manager and Passbook Plus accounts....................................            37,235           34,127
                                                                                                 ---------         --------
                Total savings deposits..................................................           173,928          175,836
           Time deposits................................................................           162,587          153,704
                                                                                                   -------         --------
                Total deposits..........................................................         $ 355,534         $347,012
                                                                                                 =========         ========

     Contractual maturities of time deposits at December 31, 1999 are as follows:

                                                                                              (IN THOUSANDS)

         Within one year................................................................         $ 125,091
         From one to two years..........................................................            36,031
         From two to five years.........................................................             1,465
         After five years...............................................................                 0
                                                                                                 ---------
                                                                                                 $ 162,587
                                                                                                 =========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(6)  DEPOSITS - (CONTINUED)

     The aggregate amount of individual time deposits with a minimum denomination of $100,000 or more was $28,286,000 and $24,335,000 at December 31, 1999 and 1998, respectively. Interest expense related to such deposits was approximately $1,392,000 in 1999 and $1,166,000 in 1998 and $1,010,000 in 1997.

(7)  BORROWED FUNDS

     Borrowed funds at December 31 are summarized as follows:

                                                                          1999                               1998
                                                                --------------------------          -----------------------
                                                                                  WEIGHTED                         WEIGHTED
                                                                                  AVERAGE                           AVERAGE
                                                                 AMOUNT             RATE            AMOUNT           RATE
                                                                 ------           --------          ------         --------
                                                                                 (DOLLARS IN THOUSANDS)

Securities sold under agreements
   to repurchase maturing in January,
   2000 and January, 1999, at December
   31, 1999 and 1998, respectively...................           $ 4,839              3.00%          $ 5,003          3.00%

Advances from the Federal Home Loan
   Bank, 3.07% to 6.03% at December 31,
   1999 and 1998 maturing through 2011...............             2,671              5.96             2,671          5.96
                                                                -------                             -------

       Total borrowed funds..........................           $ 7,510              4.05%          $ 7,674          4.03%
                                                                =======                             =======

     Mortgage-backed securities, with a total amortized cost of $5,946,000 and $4,256,000 were pledged as collateral to secure agreements to repurchase at December 31, 1999 and 1998, respectively. The fair value of the collateral was $6,004,000 and $4,372,000 at December 31, 1999 and 1998, respectively.

     The following table sets forth information for securities sold under agreement to repurchase for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                                                   1999             1998            1997
                                                                                   ----             ----            ----

         Highest month end balance.....................................           $5,567            $5,003           $3,652
         Average balance outstanding
            during the year............................................            4,972             3,405            2,282
         Average interest rate during the year.........................             3.00%             3.00%            3.00%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(7)  BORROWED FUNDS - (CONTINUED)

     A summary of Federal Home Loan Bank of Boston advances at December 31 by year of maturity follows (dollars in thousands):

                                                1999                                         1998
                                      ---------------------------                 --------------------------
                                                         WEIGHTED                                   WEIGHTED
                                                          AVERAGE                                    AVERAGE
              MATURITY IN:            AMOUNT              RATE                    AMOUNT              RATE
                                      ------             --------                 ------            --------
                  2001                $   14              3.78%                   $   14              3.78%
                  2003                    19              3.07                        19              3.07
                  2005                 2,000              6.03                     2,000              6.03
                  2009                   450              6.00                       450              6.00
                  2011                   188              5.54                       188              5.54
                                      ------                                      -----

                                      $2,671              5.96%                   $2,671              5.96%
                                      ======                                      ======

     The following table sets forth information for Federal Home Loan Bank advances for the years ended December 31, 1999, 1998 and 1997:

                                                                                   1999              1998             1997
                                                                                   ----              ----             ----
                                                                                           (DOLLARS IN THOUSANDS)

     Highest month end balance.........................................           $2,671            $2,671           $2,715
     Average balance outstanding during
         the year......................................................            2,692             2,019              989
     Average interest rate during the year.............................             6.04%             6.02%            7.01%

     In addition to the Federal Home Loan Bank of Boston advances above, the Corporation has an overnight line of credit with the Federal Home Loan Bank of Boston in the amount of $15 million, none of which was used at December 31, 1999.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(8)  INCOME TAXES

     The components of income tax expense for the years ended December 31 were as follows:

                                                                                   1999             1998              1997
                                                                                   ----             ----              ----
                                                                                                (IN THOUSANDS)

Current:
    Federal............................................................           $2,349            $2,584           $3,198
    State..............................................................              249               431              660
                                                                                  ------            ------           ------
                                                                                   2,598             3,015            3,858
                                                                                  ------            ------           ------

Deferred (prepaid):
    Federal............................................................              167              (215)             133
    State..............................................................               69               (66)             (58)
    (Decrease) in beginning-of-the-year balance
        of valuation allowance for deferred tax assets.................               (7)              (10)            (285)
                                                                                  ------            -------          -------
                                                                                     229              (291)            (210)
                                                                                  ------            -------          ------
                                                                                  $2,827            $2,724           $3,648
                                                                                  ======            ======           ======

     A reconciliation of income tax expense attributable to operations with Federal income taxes at the statutory rate of 34% for the years ended December 31, 1999, 1998 and 1997 follows:

                                                                                   1999             1998              1997
                                                                                   ----             ----              ----
                                                                                              (IN THOUSANDS)
Computed "expected" tax expense at
   statutory rate......................................................           $2,819            $2,933            $3,716
Items affecting income tax expense:
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense...............................................              (7)              (10)            (285)
    Dividends received deduction.......................................             (107)             (116)            (134)
    State income taxes, net of Federal income
     tax benefit, before change in valuation
     allowance.........................................................              204               241              384
    Other..............................................................              (82)             (124)             (33)
   Tax audit settlement................................................               --              (200)              --
                                                                                  ------            ------            ------
        Income tax expense.............................................           $2,827            $2,724            $3,648
                                                                                  ======            ======            ======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(8)  INCOME TAXES  - (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                   1999              1998
                                                                                   ----              ----
                                                                                      (IN THOUSANDS)

Deferred tax assets:
   Net operating loss and other carryforwards..........................           $   --            $   11
   Allowance for loan losses...........................................            1,874             1,949
   Valuation adjustments on real estate owned..........................               --               131
   Valuation adjustments on securities.................................              365               360
   Deferred loan fees..................................................               --                61
   Deferred compensation...............................................              147               181
   Cash versus accrual adjustments.....................................              158               235
   Depreciation of banking premises and equipment......................              261               107
   Other...............................................................               91                88
                                                                                  ------            ------

      Total gross deferred tax assets..................................            2,896             3,123

         Less valuation allowance......................................              (45)              (52)
                                                                                  ------            ------

          Net deferred tax assets......................................            2,851             3,071
                                                                                  ------            ------
Deferred tax liabilities:
   Deferred loan costs.................................................               16                --
   Purchase accounting adjustments.....................................              650               668
   Accounting for partnership interests................................              509               509
   Unrealized gains on debt and equity securities
      available for sale...............................................                3               439
   Other...............................................................               68                67
                                                                                  ------            ------
          Total gross deferred tax liabilities.........................            1,246             1,683
                                                                                  ------            ------
          Net deferred tax asset.......................................           $1,605            $1,388
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have a 4.00% Tier I risk-based capital ratio and an 8.00% total risk-based capital ratio. At December 31, 1999, neither the FRB nor the FDIC permitted the unrealized gain or loss on marketable securities available for sale (except net unrealized losses on marketable equity securities) to be used in their calculations of regulatory capital.

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(9) STOCKHOLDERS' EQUITY - (CONTINUED)

     The Corporation's and the Bank's actual regulatory capital amounts (for purposes of computing the ratios) and ratios at December 31, 1999 and 1998 are presented in the following table (dollars in thousands):

                                                                                           TO BE WELL
                                                                                        CAPITALIZED UNDER
                                                                    FOR CAPITAL         PROMPT CORRECTIVE
                                              ACTUAL                 ADEQUACY           ACTION PROVISIONS
                                   ------------------------  ----------------------  -----------------------
                                   REGULATORY       CAPITAL  REGULATORY     CAPITAL  REGULATORY      CAPITAL
                                    CAPITAL          RATIO    CAPITAL        RATIO    CAPITAL         RATIO
-------------------------------------------------------------------------------------------------------------------

1999
------

WARREN BANCORP, INC

      Leverage capital              $35,651           8.94%  $11,960          3.0%       N/A           N/A
      Tier I risk-based capital      35,651          10.54%   13,533          4.0%       N/A           N/A
      Total risk-based capital       39,922          11.80%   27,066          8.0%       N/A           N/A

WARREN FIVE CENTS SAVINGS BANK

      Leverage capital               34,220           8.58%   11,960          3.0%   $19,934          5.0%
      Tier I risk-based capital      34,220          10.03%   13,643          4.0%    20,464          6.0%
      Total risk-based capital       38,483          11.28%   27,285          8.0%    34,107         10.0%

------------------------------------------------------------------------------------------------------------------

1998
------

WARREN BANCORP, INC

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(9) STOCKHOLDERS' EQUITY - (CONTINUED)

PREFERRED STOCK PURCHASE RIGHTS

     In April 1999, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of the Corporation's common stock. These rights, which expire in 2009, entitle their holders to purchase from the Corporation one one-thousandth of a share (a "unit") of Series B Junior Participating Cumulative Preferred Stock, par value $0.10 per share, ("preferred stock") at a cash exercise price of $35 per unit, subject to adjustment. The rights will trade separately from the common stock and will become exercisable only when a person or group has acquired 15% or more of the outstanding common stock, upon the commencement by a person or group of a tender offer that would result in such person or group acquiring 15% or more of the outstanding common stock, or upon the declaration by the Board of Directors that any person holding 10% or more of the outstanding stock is an "adverse person."

     In the event a person or group acquires 15% or more of the outstanding common stock or the Board of Directors declares a person to be an "adverse person," each holder of a right (except for any such person or group) would be entitled to receive upon exercise sufficient units of preferred stock to equal a value of two times the exercise price of the purchase right. In the event the Corporation is acquired in a merger or other business combination transaction or if 50% or more of the Corporation's assets or earning power is sold, each holder of a right (except for any such person or group described above) would receive upon exercise common stock of the acquiring company with a value equal to two times the exercise price of the right.

     The rights are redeemable by the Board of Directors at a price of $.01 per right any time before a person or group acquires 15% or more of the outstanding common stock or the Board of Directors declares a person holding 10% or more of the outstanding common stock to be an "adverse person."

RETAINED EARNINGS

     At the time of the Bank's conversion from mutual to stock form of ownership in 1986, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Conversion. Liquidation subaccounts totaling $12,340,000 were established for each such eligible account holder equal to such holder's proportionate share of total qualifying deposits on February 28, 1986. After the acquisition of Beverly Savings Bank ("Beverly"), the Bank established a separate liquidation account for the benefit of eligible account holders of Beverly who continue to maintain their account after Beverly's conversion from mutual to stock form of ownership and the subsequent Beverly acquisition, and subaccounts for each such holder based on such holder's proportionate share of Beverly's total qualifying assets on April 30, 1986. The balance in the two liquidation accounts at December 31, 1999, the latest measurement date, was $1,496,000 (unaudited). Both liquidation accounts will be reduced to the extent that eligible account holders have

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(9) STOCKHOLDERS' EQUITY - (CONTINUED)

reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in his liquidation subaccount. In the event of a complete liquidation of the Bank, and in only such event, each eligible account holder will be entitled to receive a distribution from the liquidation accounts equal to the current adjusted qualifying balance of his or her subaccount, to the extent of the Bank's assets remaining after payment of all prior claims.

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

     The Corporation's contributions to the plan charged to operations were as follows (in thousands):

                                                                            1999        1998              1997
                                                                            ----        ----              ----

         Employer contribution................................              $128         $138              $136
         Employer match.......................................                59           46                58
         Profit sharing distribution..........................                55           --                --
                                                                            ----         ----              ----
                                                                            $242         $184              $194
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(10)  EMPLOYEE BENEFITS - (CONTINUED)

     Net pension expense for the plan year ended December 31, 1997* includes the following:

                                                                                                  (IN THOUSANDS)
    Current period service costs.......................................                             $   --
    Interest costs on projected benefit obligations....................                                154
    Return on plan assets..............................................                               (366)
    Net amortization and deferral......................................                                (77)
    Provision for Federal excise tax...................................                                 43
                                                                                                    ------
       Net periodic pension (income) ..................................                             $ (246)
                                                                                                    ======

* Through October 1, 1997, the date the plan was terminated.

     The key assumptions used in the development of the actuarially determined pension data for 1997 was a discount rate of 7.50% and an expected long-term rate of return on plan assets of 8.75%.

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

     The gain on termination of pension plan of $538,000 is computed as follows (in thousands):

Total pension asset after distribution to participants..........................                          $2,547
25% setaside for current employees..............................................                            (637)
                                                                                                          ------
         Net....................................................................                          $1,910
20% federal excise tax..........................................................                            (382)
                                                                                                          ------
         Net....................................................................                          $1,528
Prepaid pension cost at date of termination.....................................          $1,153
Accrued federal excise tax liability at date of termination.....................            (173)
                                                                                          ------
         Net prepaid pension asset..............................................                            (980)
Costs associated with termination...............................................                             (10)
                                                                                                          ------
         Net gain on termination of pension plan................................                          $  538
                                                                                                          ======

SUPPLEMENTAL RETIREMENT ARRANGEMENT

     Effective July 1, 1995, the Bank established a supplemental retirement benefit arrangement for the former Chief Executive Officer, who currently serves as a director of the Corporation and has entered into a consulting agreement with the Corporation. The expense to maintain that arrangement amounted to $121,000 in 1999, $176,000 in 1998, and $168,000 in 1997. The cost of this arrangement is being expensed over the term of the consulting agreement, which ends in May 2000. Included in the accompanying balance sheets are accrued expenses payable of $199,000, and $241,000 at December 31, 1999 and 1998, respectively. The arrangement is being partially funded by a life insurance policy.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(10)  EMPLOYEE BENEFITS - (CONTINUED)

DIRECTORS' DEFERRED COMPENSATION PLAN

     The Corporation has established an unfunded deferred compensation plan for its directors who are considered non-employees of the Corporation. Any non-employee director may elect to defer earned fees to future years and earn interest on the unfunded balance which is based on a comparable investment term and rate of interest. This election may be terminated at the written request of the director at any time. The deferred compensation expense attributed to the directors for the years ended December 31, 1999, 1998 and 1997 totaled $32,000, $44,000 and $40,000, respectively, and the accrued expense payable included in the accompanying balance sheets for December 31, 1999 and 1998 were $158,000 and $196,000, respectively.

STOCK OPTION PLANS

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

     As permitted under SFAS No. 123, the Corporation continues to apply APB Opinion No. 25 and related interpretations in accounting for the Option Plans; therefore, no compensation cost has been recognized.

     Under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                                  1999             1998             1997
                                                                  ----             ----             ----

Net income:
                                  As reported........         $5,464,000        $5,904,000       $7,285,000
                                  Pro-forma..........         $5,106,000        $5,272,000       $7,013,000

Basic earnings per share:
                                 As reported.........         $0.74             $0.75            $0.96
                                 Pro-forma...........         $0.69             $0.67            $0.93

Diluted earnings per share:
                                 As reported.........         $0.72             $0.72            $0.91
                                 Pro-forma...........         $0.67             $0.65            $0.88

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 4.88%, 2.80% and 3.72%; expected volatility of 59%, 44% and 34%; risk-free interest rates of 5.7%, 5.6% and 6.6%; and expected lives of five years for 1999 and six years for 1998 and 1997. The weighted average grant-date fair value per share of stock options issued in 1999, 1998 and 1997 were $3.39, $5.47 and $2.27, respectively.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(10)  EMPLOYEE BENEFITS - (CONTINUED)

     Changes in options outstanding during 1999, 1998 and 1997 were as follows:

                                                                              AVERAGE
                                                                             EXERCISE
                                                       EXERCISE PRICE        PRICE PER
                                         SHARES        RANGE PER SHARE         SHARE
                                         ------        ---------------       ---------
Outstanding December 31, 1996          1,033,350      $0.50 to $7.5625       $    3.75
    (564,350 shares exercisable)
Granted during 1997                      205,000      $7.5625 to $7.875      $    7.87
Exercised during 1997                   (289,060)     $0.50 to $6.1875       $    2.55
Canceled during 1997                     (11,080)     $4.00 to $7.875        $    5.47
                                       ---------
Outstanding, December 31, 1997           938,210      $0.50 to $7.875        $    5.00
     (564,350 shares exercisable)

Granted during 1998                      202,500      $11.875 to $14.375     $   12.81
Exercised during 1998                   (317,020)     $0.50 to $7.875        $    3.46
Canceled during 1998                     (35,440)     $4.00 to $12.375       $    6.48
                                       ---------
Outstanding, December 31, 1998           788,250      $3.3125 to $14.375     $    7.50
     (427,670 shares exercisable)

Granted during 1999                      179,000      $8.000 to $9.000       $    8.21
Exercised during 1999                    (29,920)     $3.3125 to $7.875      $    4.25
Canceled during 1999                     (28,560)     $4.00 to $12.375       $    9.00
                                       ---------
Outstanding, December 31, 1999           908,770      $3.3125 to $14.375     $    7.70
                                       =========

     The following table summarizes information about the options outstanding at December 31, 1999:

                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                    -------------------------------------------                  -------------------
                                          WEIGHTED
                                          AVERAGE      WEIGHTED                             WEIGHTED
 RANGE OF                                REMAINING      AVERAGE                              AVERAGE
 EXERCISE                               CONTRACTUAL    EXERCISE                             EXERCISE
  PRICES             NUMBER                 LIFE         PRICE                    NUMBER     PRICE
 -------             ------             -----------    --------                   ------    --------
$ 0 - $ 5           218,210               4.50 years     $3.90                   218,210     $3.90
  5 -  10           508,460               6.99            7.49                   267,360      7.15
 10 -  15           182,100               5.64           12.84                    72,840     12.84
                    -------                                                      -------
Total               908,770               6.12            7.70                   558,410      6.62
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                                                                         CONTRACT
                                                                                                          AMOUNT
                                                                                                         --------
                                                                                                      (IN THOUSANDS)

                                                                                                    1999             1998
                                                                                                    ----             ----
Financial Instruments Whose Contract Amounts Represent
 Credit Risk:
   Commitments to originate loans.......................................................           $16,573          $21,682
   Unused lines of credit...............................................................            36,551           32,992
   Standby letters of credit............................................................             1,695            1,809
   Unadvanced portions of construction loans............................................            17,625           12,958
   Loans sold with recourse.............................................................               962            1,439

Financial Instruments Whose Contract Amounts
 Exceed the Amount of Credit Risk:
   Forward commitments to sell loans....................................................           $ 3,294           $3,352

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     As a nonmember of the Federal Reserve System, the Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $2.6 million at December 31, 1999.

     There are no legal claims against the Corporation arising in the normal course of business at December 31, 1999.

(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY)

     The condensed information of Warren Bancorp, Inc. is as follows:

BALANCE SHEETS:                                                            AT DECEMBER 31,
                                                                           ---------------
                                                                        1999             1998
                                                                        ----             ----
                                                                           (IN THOUSANDS)

ASSETS
Cash .......................................................          $ 1,475          $ 3,599
Investment in subsidiary ...................................           34,219           36,434
Other assets ...............................................               --               --
                                                                      -------          -------
     Total assets ..........................................          $35,694          $40,033
                                                                      =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses ........................................          $    50          $   112
                                                                      -------          -------
       Total liabilities ...................................               50              112
Stockholders' equity .......................................           35,644           39,921
                                                                      -------          -------
       Total liabilities and stockholders' equity...........          $35,694          $40,033
                                                                      =======          =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(12) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)

STATEMENTS OF OPERATIONS:                                                      YEAR ENDED DECEMBER 31,
                                                                               -----------------------
                                                                        1999             1998            1997
                                                                        ----             ----            ----
                                                                                    (IN THOUSANDS)

Income:
   Dividend income from subsidiary .........................          $ 7,066           $ 3,900           $ 6,296
   Interest ................................................              105               210                13
   Management fees .........................................              111               196                81
                                                                      -------           -------           -------
          Total operating income ...........................            7,282             4,306             6,390
Expenses:
    Other expenses .........................................             (111)             (196)              (81)
    Income tax expense .....................................              (52)              (81)              (21)
Equity in undistributed net income of subsidiary............           (1,655)            1,875               997
                                                                      -------           -------           -------
Net income .................................................          $ 5,464           $ 5,904           $ 7,285
                                                                      =======           =======           =======

     The parent-company-only statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three-year period ended December 31, 1999 and therefore are not reprinted here.

STATEMENTS OF CASH FLOWS                                                           YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                          1999              1998              1997
                                                                          ----              ----              ----
                                                                                      (IN THOUSANDS)

Cash flows from operating activities:
   Net income ................................................          $ 5,464           $ 5,904           $ 7,285
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed net income of Bank
         subsidiary ..........................................            1,655            (1,875)             (997)
      Decrease in other assets ...............................               --               101                14
      Increase (decrease) in liabilities .....................              (62)              (44)                4
                                                                        -------           -------           -------
         Net cash provided by operating activities............            7,057             4,086             6,306
                                                                        -------           -------           -------
Cash flows from financing activities:
   Dividends paid ............................................           (4,675)           (5,670)           (3,263)
   Purchase of treasury stock ................................           (4,634)             (928)               --
   Stock options exercised ...................................              128             1,098               739
                                                                        -------           -------           -------
          Net cash (used in) financing activities ............           (9,181)           (5,500)           (2,524)
                                                                        -------           -------           -------
(Decrease) increase in cash and cash equivalents .............           (2,124)           (1,414)            3,782
Cash and cash equivalents at beginning of year ...............            3,599             5,013             1,231
                                                                        -------           -------           -------
Cash and cash equivalents at end of year .....................          $ 1,475           $ 3,599           $ 5,013
                                                                        =======           =======           =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

 (13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS ENDED 1999
                                                                           -----------------------
                                                           DECEMBER        SEPTEMBER           JUNE            MARCH
                                                              31               30               30              31
                                                           --------        ---------           ----            -----
                                                                  (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)

Interest and dividend income ....................          $ 7,513          $ 7,197          $ 7,168          $ 7,109
Interest expense ................................            3,026            2,949            2,874            2,954
                                                           -------          -------          -------          -------
   Net interest income ..........................            4,487            4,248            4,294            4,155
Provision for (recovery of) loan losses..........               51               36               36               (3)
                                                           -------          -------          -------          -------
   Net interest income after provision
     for loan losses ............................            4,436            4,212            4,258            4,158
Non-interest income .............................              400              301              311              285
Non-interest expense  (1) .......................            2,489            2,658            2,521            2,402
                                                           -------          -------          -------          -------
   Income before income taxes ...................            2,347            1,855            2,048            2,041
Income tax expense ..............................              799              593              715              720
                                                           -------          -------          -------          -------
          Net income ............................          $ 1,548          $ 1,262          $ 1,333          $ 1,321
                                                           =======          =======          =======          =======

Basic earnings per share: .......................          $  0.21          $  0.17          $  0.18          $  0.17
                                                           =======          =======          =======          =======

Diluted earnings per share: .....................          $  0.21          $  0.17          $  0.18          $  0.17
                                                           =======          =======          =======          =======

(1) Includes expenses for formation of Warren Real Estate Investment Corporation of $87,000 and $109,000 in the three months ended September 30, 1999 and December 31, 1999, respectively, and gain on sale of real estate acquired by foreclosure of $439,000 in the three months ended December 31, 1999.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(13)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) - (CONTINUED)

                                                                           THREE MONTHS ENDED 1998
                                                                           -----------------------
                                                           DECEMBER        SEPTEMBER           JUNE            MARCH
                                                              31               30               30              31
                                                           --------        ---------           ----            -----
                                                                  (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)

Interest and dividend income ....................          $ 7,329           $ 7,344           $ 7,338           $ 7,242
Interest expense ................................            3,117             3,093             2,941             2,909
                                                           -------           -------           -------           -------
   Net interest income ..........................            4,212             4,251             4,397             4,333
(Recovery of) loan losses .......................               (1)              (22)              (50)              (18)
                                                           -------           -------           -------           -------
   Net interest income after provision
     for loan losses ............................            4,213             4,273             4,447             4,351
Non-interest income .............................              365               330               493               255
Non-interest expense ............................            2,769             2,483             2,484             2,363
                                                           -------           -------           -------           -------
   Income before income taxes ...................            1,809             2,120             2,456             2,243
Income tax expense (2) ..........................              397               725               837               765
                                                           -------           -------           -------           -------
          Net income ............................          $ 1,412           $ 1,395           $ 1,619           $ 1,478
                                                           =======           =======           =======           =======

Basic earnings per share: .......................          $  0.18           $  0.18           $  0.21           $  0.19
                                                           =======           =======           =======           =======

Diluted earnings per share: .....................          $  0.17           $  0.17           $  0.20           $  0.18
                                                           =======           =======           =======           =======

(2) Includes income tax benefit of $200,000 for the three months ended December 31, 1998.

Basic and diluted earnings per share may not aggregate to annual amounts due to changes in average common shares and common-equivalent shares outstanding during the year and rounding.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

DEPOSIT LIABILITIES AND ESCROW DEPOSITS OF BORROWERS

     The fair value of deposits with no stated maturity such as savings deposits, non-interest deposits and escrow deposits of borrowers is equal to the book value of these accounts. The fair value of time deposits (including retirement time deposits) is based upon the discounted value of contractual cash flows. The discount rate has been estimated using the rates offered for deposits of a similar remaining maturity as of December 31, 1999 and 1998. Early withdrawal assumptions, based on the Bank's experience, do not materially affect the estimation of fair value.

FEDERAL HOME LOAN BANK ADVANCES

     The fair value of Federal Home Loan Bank advances is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates for advances of a similar remaining maturity as of December 31, 1999 and 1998.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     The fair value of the Corporation's commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Corporation's commitments to sell loans is based on current market prices. At December 31, 1999 and 1998, management has estimated the fair values of these financial instruments to be immaterial.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

     The estimated fair values of the Corporation's financial instruments at December 31 are as follows (in thousands):

                                                       1999                                 1998
                                                       ----                                 ----
                                               BOOK           ESTIMATED            BOOK           ESTIMATED
                                               VALUE          FAIR VALUE           VALUE          FAIR VALUE
                                               -----          ----------           -----          ----------
Financial assets:
   Cash and due from banks ........          $  9,251          $  9,251          $  7,497          $  7,497
   Money market funds and overnight
      investments .................            12,205            12,205             4,542             4,542
   Investment securities ..........            75,363            75,363           103,294           103,294
   Loans held for sale ............             1,816             1,829             1,192             1,192
   Loans, net .....................           286,743           281,782           262,452           263,527
   Other investments ..............             6,794             7,034             6,544             6,784

Financial liabilities:
   Non-time deposits ..............           192,947           192,947           193,308           193,308
   Time deposits ..................           162,587           161,725           153,704           154,770
   FHLB borrowings ................             2,671             2,564             2,671             2,698
   Repurchase agreements ..........             4,839             4,839             5,003             5,003

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

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting operating segments of a business enterprise. The rules establish standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. SFAS No. 131 has no effect on the Corporation's primary financial statements, but does result in the disclosure of segment information contained herein.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     PERSONAL BANKING

     The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. This business purchases adjustable-rate mortgage loans, home equity loans and installment loans from another business group and services all loans in its business.

     Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of mortgage loans and securities.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(15) BUSINESS SEGMENTS - (CONTINUED)

     Specific reportable segment information as of and for the years ended December 31, 1999 and 1998 is as follows (in thousands):

                          YEAR ENDED DECEMBER 31, 1999

                                    CORPORATE          PERSONAL                                            WARREN BANCORP
                                     BANKING           BANKING             OTHER            ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------

Interest income-external           $  19,076          $   9,682          $     229                            $  28,987

Interest income-internal                  --              8,963                 45           $  (9,008)              --

Interest expense-external              1,338             10,367                 98                               11,803

Interest expense-internal              8,963                 --                 45              (9,008)              --

Fee and other income                     168                807                322                                1,297

Income tax expense
  (benefit)                            2,973              1,233             (1,379)                               2,827

Net income (loss)                      4,459              2,512             (1,507)                               5,464

Total assets                         237,600            156,600              8,000                              402,200

Total loans                          216,200             74,800                 --                              291,000

Total deposits                        39,700            313,700              2,100                              355,500

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

(15) BUSINESS SEGMENTS - (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1998

                                    CORPORATE          PERSONAL                                            WARREN BANCORP
                                     BANKING           BANKING             OTHER            ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------

Interest income-external           $  18,029          $  10,756          $     468                            $  29,253

Interest income-internal                  --              8,746                 12           $  (8,758)              --

Interest expense-external              1,037             10,923                100                               12,060

Interest expense-internal              8,454                761               (457)             (8,758)              --

Fee and other income                     171                763                509                                1,443

Income tax expense
  (benefit)                            2,569                787               (632)                               2,724

Net income                             3,848              1,939                117                                5,904

Total assets                         221,900            162,500             12,700                              397,100

Total loans                          200,400             66,100              1,200                              267,700

Total deposits                        37,300            307,700              2,000                              347,000

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  (1)    Financial Statements.  Included in Item 8.
         (a)  (2)    Exhibits
          3.(i) (A)  -- Articles of Organization of Warren Bancorp, Inc. (5)
          3.(i) (B)  -- Certificate of Vote of Directors Establishing a Class of Stock of Warren Bancorp, Inc. classifying and designating the Series B Junior Participating Cumulative Preferred Stock. (9)
          3.(ii)     -- By-laws of Warren Bancorp, Inc., (5)
          4.1        -- Form of Stock Certificate of Warren Bancorp, Inc. (6)
          4.2        -- Shareholder Rights Agreement, dated as of April 21, 1999, between Warren Bancorp, Inc. and
                        Registrar and Transfer Company, as Rights Agent (9)
         10.1        -- Warren Bancorp, Inc. 1986 Incentive and Nonqualified Stock Option Plan, as amended. (3) *
         10.2        -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                             Bank and Paul M. Peduto.  (2) *
         10.3        -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                             Bank and Leo C. Donahue.   (2) *
         10.4        -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Paul M. Peduto. (10) *
         10.5        -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Leo C. Donahue, Jr. (10) *
         10.6        -- Beverly Savings Bank 1986 Incentive and Nonqualified Stock Option Plan, as amended. (1) *
         10.7        -- Beverly Savings Bank 1986 Nonemployees Nonqualified Stock Option Plan, as amended (1) *
         10.8        -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                             Bank and John R. Putney.  (2) *
         10.9        -- Split-Dollar Agreement between Warren Five Cents Savings Bank and John R. Putney. (10) *
         10.10       -- Warren Bancorp, Inc. 1991 Incentive and Nonqualified Stock Option Plan, as amended. (1) *
         10.11       -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Mark J. Terry (10) *
         10.12       -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                             Bank and Mark J. Terry. (7) *
         10.13       -- Warren Bancorp, Inc. 1995 Incentive and Nonqualified Stock Option Plan  (4) *
         10.14       -- Executive Supplemental Retirement Agreement among Warren Bancorp, Inc.,
                             Warren Five Cents Savings Bank and George W. Phillips. (6) *
         10.15       -- Split-Dollar Agreement between Warren Five Cents Savings Bank and George W. Phillips  (6) *
         10.16       -- Employment Agreement between Warren Five Cents Savings Bank and John R. Putney  (7) *
         10.17       -- Consulting Agreement between Warren Bancorp, Inc. and George W. Phillips  (7) *
         10.18       -- Warren Bancorp, Inc. 1998 Incentive and Nonqualified Stock Option Plan  (8) *
         21.1        -- List of Subsidiaries of Warren Bancorp, Inc. (10)
         23.1        -- Consent of Independent Public Accountants. (10)
         27.1        -- Financial Data Schedule - 1999  (10)
         (b)  Reports on Form 8-K.  None.

-----------------
(1) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 13, 1995 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K with the Securities and Exchange Commission on March 31, 1990 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1991 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 1995 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1996 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 11, 1998 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 1999 and incorporated herein by reference.
(10) Filed herewith.
          * Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

--------------------------------------------------------------------------------
SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly created this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on March 15, 2000.

                                    WARREN BANCORP, INC.

                            By:    /s/ Stephen G. Kasnet
                                ---------------------------
                                     Stephen G. Kasnet
                                   Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

             NAME                                      TITLE                                        DATE
             ----                                      -----                                        ----

     /s/ John R. Putney                 President and Chief Executive Officer;                 March 15, 2000
-------------------------------         Director (Principal Executive Officer)
       JOHN R. PUTNEY

     /s/ Paul M. Peduto                 Treasurer; Director (Principal Financial Officer       March 15, 2000
-------------------------------         and Principal Accounting Officer)
       PAUL M. PEDUTO

     /s/ Peter V. Bent                  Director                                               March 15, 2000
-------------------------------
       PETER V. BENT

   /s/ Stephen J. Connolly              Director                                               March 15, 2000
-------------------------------
   STEPHEN J. CONNOLLY, IV

                                        Director                                               March   , 2000
-------------------------------
     FRANCIS L. CONWAY

                                        Director                                               March   , 2000
-------------------------------
       PAUL J. CURTIN

  /s/ Robert R. Fanning, Jr.            Director                                               March 15, 2000
-------------------------------
   ROBERT R. FANNING, JR.

     /s/ Arthur E. Holden               Director                                               March 15, 2000
-------------------------------
      ARTHUR E. HOLDEN

     /s/ Stephen R. Howe                Director                                               March 15, 2000
-------------------------------
       STEPHEN R. HOWE

     /s/ John C. Jeffers                Director                                               March 15, 2000
-------------------------------
       JOHN C. JEFFERS

     /s/ Stephen G. Kasnet              Director                                               March 15, 2000
-------------------------------
      STEPHEN G. KASNET

     /s/ Linda Lerner                   Director                                               March 15, 2000
-------------------------------
       LINDA LERNER

   /s/ Arthur E. McCarthy               Director                                               March 15, 2000
-------------------------------
     ARTHUR E. MCCARTHY

 /s/ Arthur J. Pappathanasi             Director                                               March 15, 2000
-------------------------------
   ARTHUR J. PAPPATHANASI

    /s/ George W. Phillips              Director                                               March 15, 2000
-------------------------------
      GEORGE W. PHILLIPS

     /s/ John D. Smidt                  Director                                               March 15, 2000
-------------------------------
      JOHN D. SMIDT

     /s/ John H. Womack                 Director                                               March 15, 2000
-------------------------------
       JOHN H. WOMACK

                                                         SHAREHOLDER INFORMATION
--------------------------------------------------------------------------------
ANNUAL MEETING
The Annual Meeting of Shareholders of Warren Bancorp, Inc. will be held at the King's Grant Inn, Route 128, Danvers, Massachusetts, on Wednesday, May 3, 2000, at 10:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, is being mailed to shareholders with this annual report.

--------------------------------------------------------------------------------
FORM 10-K AND OTHER REPORTS
Additional copies of this Annual Report to Shareholders, which contains the Corporation's annual report to the Securities and Exchange Commission on Form 10-K (without exhibits), a copy of the exhibits to the Annual Report on Form 10-K and copies of the quarterly reports may be obtained without charge by writing: Warren Bancorp, Inc., Shareholder Relations, 10 Main Street, Post Office Box 6159, Peabody, Massachusetts 01960.

--------------------------------------------------------------------------------
SHAREHOLDER INFORMATION
                                                              INDEPENDENT PUBLIC
SHAREHOLDER RELATIONS      TRANSFER AGENT & REGISTRAR            ACCOUNTANTS

Paul M. Peduto, Treasurer  Registrar and Transfer Company    Arthur Andersen LLP
Warren Bancorp, Inc.       10 Commerce Drive                 225 Franklin Street
10 Main Street             Cranford, NJ 07016-3572           Boston, MA
Post Office Box 6159                                         02110-2812
Peabody, Massachusetts
01960
(978) 531-7400

--------------------------------------------------------------------------------
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Corporation's common stock is traded over the counter and is quoted by the Nasdaq National Market under the symbol WRNB. The following table sets forth the high and low closing prices for the common stock of the Corporation during the two-year period ended December 31, 1999. All prices set forth below are based upon information provided by Nasdaq Stock Market.

                                              COMMON STOCK
                                              ------------
                                              HIGH      LOW
                                              ----      ---
     1999      4th Quarter..............     $ 9.50    $ 7.00
               3rd Quarter..............       9.81      8.25
               2nd Quarter..............       9.38      7.00
               1st Quarter..............       9.00      7.00

     1998      4th Quarter..............     $10.00    $ 8.75
               3rd Quarter..............      13.38      8.75
               2nd Quarter..............      14.38     12.00
               1st Quarter..............      12.63     10.50

As of March 1, 2000, the Corporation had approximately 650 stockholders of record who held 7.312,051 shares of common stock. The number of shareholders does not reflect the number of persons or entities who hold their common stock in nominee names through various brokerage firms or other entities.

--------------------------------------------------------------------------------

     Dividends were paid by the Corporation during 1999 and 1998 as follows and those prior to the third quarter of 1998 have been retroactively restated to reflect the 2-for-1 stock split which occurred on May 12, 1998:

                                             PAYMENT       DIVIDEND
                                              DATE        PER SHARE
                                              ----        ---------
     1999      4th Quarter............  November 15, 1999   $.100
               3rd Quarter............  August 16, 1999      .100
               2nd Quarter*...........  May 17, 1999         .340
               1st Quarter............  February 4, 1999     .090

               * Includes special dividend of $.24 per share.

     1998      4th Quarter............  November 16, 1998   $.090
               3rd Quarter............  August 10, 1998      .090
               2nd Quarter**..........  May 11, 1998         .475
               1st Quarter............  February 17, 1998    .065

               ** Includes special dividend of $.385 per share.

CORPORATE INFORMATION

WARREN BANCORP, INC. AND WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 9, 2000
--------------------------------------------------------------------------------

DIRECTORS                                                                  PRINCIPAL OFFICERS

PETER V. BENT (2)(6)               LINDA LERNER (2)(4)(6)                  WARREN BANCORP, INC.
Owner/Manager,                     Retired
Brown's Yacht Yard                                                         STEPHEN G. KASNET
                                   ARTHUR E. MCCARTHY (1)(3)               Chairman of the Board
STEPHEN J. CONNOLLY, IV (3)(4)     Vice President &
President,                         Managing Director,                      JOHN R. PUTNEY
Connolly Brothers, Inc.            Tucker Anthony, Inc.                    President and
Construction Company                                                       Chief Executive Officer
                                   ARTHUR J. PAPPATHANASI (2)(6)
FRANCIS CONWAY (2)                 President &                             PAUL M. PEDUTO
President & Treasurer,             Chief Executive Officer,                Treasurer
F.L. Conway & Sons, Inc.           West Lynn Creamery, Inc. and
                                   Richdale Dairy Stores, Inc.             SUSAN G. OUELLETTE
PAUL J. CURTIN (1)(4)                                                      Clerk
Certified Public Accountant        PAUL M. PEDUTO
                                   Treasurer,                              WARREN FIVE CENTS SAVINGS BANK
ROBERT R. FANNING, JR. (1)(2)(6)   Warren Bancorp, Inc., and
President &                        Executive Vice President,               STEPHEN G. KASNET
Chief Executive Officer,           Chief Financial Officer and Treasurer,  Chairman of the Board
Northeast Health                   Warren Five Cents Savings Bank
Systems, Inc. and                                                          JOHN R. PUTNEY
Beverly Hospital Corporation       GEORGE W. PHILLIPS (5)(6)               President and
                                   Retired                                 Chief Executive Officer
ARTHUR E. HOLDEN (1)(3)
President,                         JOHN R. PUTNEY                          PAUL M. PEDUTO
Holden Oil, Inc.                   President &                             Executive Vice President,
                                   Chief Executive Officer,                Chief Financial Officer and Treasurer
STEPHEN R. HOWE (2)(4)(6)          Warren Bancorp, Inc. and
Certified Public Accountant        Warren Five Cents Savings Bank          LEO C. DONAHUE
                                                                           Senior Vice President for
JOHN C. JEFFERS (2)(4)             JOHN D. SMIDT (4)                       Personal Banking
Vice President, Jeffers Millwork   President & Treasurer,
                                   John Smidt Co., Inc.                    MARK J. TERRY
STEPHEN G. KASNET (1)(3)(4)                                                Senior Vice President for
President,                         JOHN H. WOMACK (4)                      Corporate Banking and
Pioneer Global Investments         President,                              Senior Lending Officer
Chairman of the Board,             TJM Enterprise, Inc.
Warren Bancorp, Inc. and                                                   SUSAN G. OUELLETTE
Warren Five Cents Savings Bank                                             Clerk

(1)  Executive Committee
(2)  Finance, Audit and Compliance Committee
(3)  Nominating Committee
(4)  Loan Committee (Warren Five Cents Savings Bank)
(5)  Director of Warren Bancorp, Inc. only
(6)  Strategic Planning Committee

--------------------------------------------------------------------------------
WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 9, 2000

VICE PRESIDENTS                         OTHER OFFICERS

PATRICIA A. ACQUAVIVA                   WILLIAM H. ANDERSON
FELIX AMSLER                            PATRICIA M. F. BATES
JEFFREY O. BREWER                       DIANE M. CORDARO
MEGAN T. CARLTON                        STEPHEN E. FERULLO
DAVID S. COLLINS                        DIANE M. GOKAS
KEVIN M. DEAN                           JANIS M. HASERLAT
KERIN E. DEEDY                          LINDA A. PALMER
KENNETH R. DILLON                       STEVEN C. PETTINGILL
KAREN A. GRINDROD                       ELAINE M. WALKER
NICHOLAS P. HELIDES
CYNTHIA J. HICKEY
BARBARA L. KELLY
SUZANNA R. LEVINE
WILLIAM F. LINDQUIST, III
DONALD R. LONNBERG
MITCHELL MARCUS
ARTHUR T. McCARTHY
MARK S. PANALL
FRANK P. ROMANO

ASSISTANT VICE PRESIDENTS

CAROL M. BRUNTON
RUTH M. DAY
LAURA J. GAITO
CYNTHIA J. GOLDSMITH
WILLIAM J. KELL
MARIA C. LIMA
ELEANOR M. MANNING
SHERRY M. O'CONNELL
MARGARET M. PEDRO
JOAN C. WILLIAMS