Form 10-Q
period 2000-03-31
WARREN BANCORP INC
filed 2000-05-10
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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

            Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at May 9, 2000
--------------------------------------       -----------------------------------
Common Stock, par value $.10 per share                   7,319,071

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          MARCH 31,                DECEMBER 31,
                                                                                            2000                       1999
                                                                                     ------------------        --------------------
ASSETS

Cash and due from banks (non-interest bearing)                                                $ 10,206                    $  9,251
Money market funds and overnight investments                                                     8,181                      12,205
                                                                                     ------------------        --------------------
   Cash and cash equivalents                                                                    18,387                      21,456
Investment and mortgage-backed securities available for sale (amortized cost of
   $75,250 at March 31, 2000, $75,367 at December 31, 1999)                                     74,939                      75,363
Other investments (fair value of $7,034 at March 31, 2000 and December 31, 1999)                 6,794                       6,794
Loans held for sale                                                                                966                       1,816
Loans                                                                                          309,388                     291,014
Allowance for loan losses                                                                       (4,396)                     (4,271)
                                                                                     ------------------        --------------------
   Net loans                                                                                   304,992                     286,743
Banking premises and equipment, net                                                              5,267                       5,051
Accrued interest receivable                                                                      2,537                       2,613
Other assets                                                                                     2,521                       2,411
                                                                                     ------------------        --------------------

   Total assets                                                                               $416,403                    $402,247
                                                                                     ==================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                                   $369,557                    $355,534
   Borrowed funds                                                                                7,217                       7,510
   Escrow deposits of borrowers                                                                  1,273                       1,132
   Accrued interest payable                                                                        493                         512
   Accrued expenses and other liabilities                                                        1,841                       1,915
                                                                                     ------------------        --------------------

     Total liabilities                                                                         380,381                     366,603
                                                                                     ------------------        --------------------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
      Issued and outstanding - none                                                                  -                           -
   Common stock, $.10 par value; Authorized - 20,000,000 shares;
      Issued - 8,094,414 shares at March 31, 2000 and December 31, 1999
      Outstanding - 7,312,051 shares at March 31, 2000, 7,333,211
      shares at December 31, 1999                                                                  809                         809
   Additional paid-in capital                                                                   35,825                      35,841
   Retained earnings                                                                             6,050                       5,305
   Treasury stock, at cost, 782,363 shares at March 31, 2000 and 761,203 shares at
       December 31, 1999                                                                        (6,455)                     (6,304)
                                                                                     ------------------        --------------------
                                                                                                36,229                      35,651
   Unrealized (loss) on securities available for sale, net of income taxes                        (207)                         (7)
                                                                                     ------------------        --------------------

      Total stockholders' equity                                                                36,022                      35,644
                                                                                     ------------------        --------------------

      Total liabilities and stockholders' equity                                              $416,403                    $402,247
                                                                                     ==================        ====================


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                ---------------------------------------------
                                                                                        2000                        1999
                                                                                        ----                        ----
                                                                                (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                                                     $6,294                      $5,517
   Interest and dividends on investments                                                  1,264                       1,265
   Interest on mortgage-backed securities                                                   237                         327
                                                                                 ---------------              --------------
      Total interest and dividend income                                                  7,795                       7,109
                                                                                 ---------------              --------------

Interest expense:
   Interest on deposits                                                                   2,994                       2,880
   Interest on borrowed funds                                                                79                          74
                                                                                 ---------------              --------------
      Total interest expense                                                              3,073                       2,954
                                                                                 ---------------              --------------

      Net interest income                                                                 4,722                       4,155
Provision for (recovery of) loan losses                                                     114                          (3)
                                                                                 ---------------              --------------
      Net interest income after provision for (recovery of)
         loan losses                                                                      4,608                       4,158
                                                                                 ---------------              --------------

Non-interest income:
   Customer service fees                                                                    256                         212
   Gains on sales of mortgage loans                                                          40                          71
   Other                                                                                      2                           2
                                                                                 ---------------              --------------

      Total non-interest income                                                             298                         285
                                                                                 ---------------              --------------

      Income before non-interest expense and income taxes                                 4,906                       4,443
                                                                                 ---------------              --------------

Non-interest expense:
   Salaries and employee benefits                                                         1,736                       1,529
   Office occupancy and equipment                                                           299                         275
   Professional services                                                                     40                          39
   Marketing                                                                                 77                          32
   Outside data processing expense                                                          129                         111
   Other                                                                                    457                         416
                                                                                 ---------------              --------------
      Total non-interest expenses                                                         2,738                       2,402
                                                                                 ---------------              --------------


      Income before income taxes                                                          2,168                       2,041
 Income tax expense                                                                         692                         720
                                                                                 ---------------              --------------

     Net income                                                                          $1,476                      $1,321
                                                                                 ===============              ==============

     Basic and diluted earnings per share                                                $ 0.20                      $ 0.17
                                                                                 ===============              ==============

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                                                                         ACCUMULATED
                                                                ADDITIONAL                 OTHER
                                     COMPREHENSIVE     COMMON    PAID-IN      RETAINED  COMPREHENSIVE    TREASURY
                                         INCOME        STOCK     CAPITAL      EARNINGS     INCOME         STOCK        TOTAL
                                     -------------     ------   ----------    --------  -------------    --------      -----
                                                                         (Dollars in thousands)

Balance at December 31, 1998                         $    809    $ 35,710     $  4,516    $    799       $ (1,913)   $ 39,921

   Comprehensive income:
     Net income                         $  1,321         --          --          1,321        --             --         1,321
     Other comprehensive
      income (loss):
        Unrealized loss on
         securities available
         for sale, net of taxes              (38)        --          --           --           (38)          --           (38)

                                        --------
   Comprehensive income                 $  1,283
                                        ========

   Dividends paid                                        --          --           (696)       --             --          (696)

   Purchase of treasury stock
    (405,400 shares)                                     --          --           --          --           (3,618)     (3,618)

   Issuance of 15,160 shares
    for exercise of options                              --           (63)        --          --              120          57
                                                     --------    --------     --------    --------       --------    --------

Balance at March 31, 1999                            $    809    $ 35,647     $  5,141    $    761       $ (5,411)   $ 36,947

   Comprehensive income:
     Net income                         $  4,143         --          --          4,143        --             --         4,143
     Other comprehensive
      income (loss):
        Unrealized loss on
         securities available
         for sale, net of taxes             (768)        --          --           --          (768)          --          (768)

                                        --------
   Comprehensive income                 $  3,375
                                        ========

   Purchase of treasury stock
    (118,000 shares)                                     --          --           --          --           (1,016)     (1,016)

   Dividends paid                                        --          --         (3,979)       --             --        (3,979)

   Tax benefit of stock options
    exercised                                            --           246         --          --             --           246

   Issuance of 14,760 shares
    for exercise of options                              --           (52)        --          --              123          71
                                                     --------    --------     --------    --------       --------    --------

Balance at December 31, 1999                              809      35,841        5,305          (7)        (6,304)     35,644


   Comprehensive income:
     Net income                         $  1,476         --          --          1,476        --             --         1,476
     Other comprehensive
      income (loss):
        Unrealized loss on
         securities available
         for sale, net of taxes             (200)        --          --           --          (200)          --          (200)

                                        --------
   Comprehensive income                 $  1,276
                                        ========

   Dividends paid                                        --          --           (731)       --             --          (731)

   Purchase of  treasury stock
    (25,000 shares)                                      --          --           --          --             (183)       (183)

   Issuance of 3,840 shares
    for exercise of options                              --           (16)        --          --               32          16
                                                     --------    --------     --------    --------       --------    --------

Balance at March 31, 2000                            $    809    $ 35,825     $  6,050    $   (207)      $ (6,455)   $ 36,022
                                                     ========    ========     ========    ========       ========    ========




           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                        --------------------------------------------

                                                                                  2000                 1999
                                                                                  ----                 ----
                                                                                       (In thousands)

Cash flows from operating activities:
   Net Income                                                                   $  1,476             $ 1,321

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses                                         114                  (3)
     Depreciation and amortization                                                   122                 123
     Deferred income taxes (benefit)                                                   1                 (21)
     Amortization of premiums, fees and discounts                                     34                 178
     (Gains) on sales of mortgage loans                                              (40)                (71)
     Decrease in loans held for sale                                                 850                  31
     (Increase) decrease in accrued interest receivable                               76                  (2)
     (Increase) decrease in other assets                                              (4)                210
     (Decrease) in accrued interest payable                                          (19)                (55)
     Increase in other liabilities and escrow deposits                                67                 829
                                                                                ---------            --------

         Net cash provided by operating activities                                 2,677               2,540
                                                                                ---------            --------

Cash flows from investing activities:
   Purchase of investment securities available for sale                          (10,273)             (8,281)
   Proceeds from maturities of investment securities available for sale            9,610               9,000
   Proceeds from payments of mortgage-backed securities
     available for sale                                                              746               2,419
   Net (increase) decrease in loans                                              (18,323)              2,938
   Purchases of premises and equipment                                              (338)               (132)
                                                                                ---------            --------

      Net cash provided by (used in) investing activities                       $(18,578)            $ 5,944
                                                                                ---------            --------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                            14,023              (3,208)
   Net (decrease) in other borrowed funds                                           (293)             (1,191)
   Dividends paid                                                                   (731)               (696)
   Purchase of treasury stock                                                       (183)             (3,618)
   Stock options exercised                                                            16                  57
                                                                                ---------            --------

          Net cash provided by (used in) financing activities                     12,832              (8,656)

   Net (decrease) in cash and cash equivalents                                    (3,069)               (172)
   Cash and cash equivalents at beginning of year                                 21,456              12,039
                                                                                ---------            --------

   Cash and cash equivalents at end of period                                   $ 18,387             $11,867
                                                                                =========            ========

   Cash paid during the period for:
       Interest                                                                 $  3,092             $ 3,009
       Income taxes                                                             $    314             $   145


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 1999. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Certain amounts have been reclassified to conform with the 1999 presentation.

EARNINGS PER SHARE

         The components of basic and diluted EPS for the quarters ended March 31, 2000 and 1999 are as follows:

                            NET INCOME        WEIGHTED AVERAGE SHARES   NET INCOME PER SHARE
                        --------------------------------------------------------------------
                         2000        1999        2000        1999         2000       1999
                        --------------------------------------------------------------------
                                         (In thousands, except per-share data)

Basic EPS               $1,476      $1,321       7,314       7,673       $ 0.20    $  0.17
Effect of dilutive
   stock options          --                       101         191           --         --
                        ------      ------      ------      ------       ------    -------
Dilutive EPS            $1,476      $1,321       7,415       7,864       $ 0.20    $  0.17
                        ======      ======      ======      ======       ======    =======

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

         For purposes of this disclosure, operating segments are defined as components of an enterprise that are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. This disclosure has no effect on the Corporation's primary financial statements.

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

         Specific reportable segment information as of and for the quarters ended March 31, 2000 and 1999 is as follows (in thousands):

                                                         QUARTER ENDED MARCH 31, 2000


                                   CORPORATE      PERSONAL                                  WARREN BANCORP
                                    BANKING       BANKING        OTHER     ELIMINATIONS      CONSOLIDATED
----------------------------------------------------------------------------------------------------------
Interest income-external             $ 5,091      $ 2,637      $    67                           $ 7,795

Interest income-internal                --          2,455           18       $(2,473)                 --

Fee and other income                      48          211           39                               298

Net income                               990          736         (250)                            1,476


                                                         QUARTER ENDED MARCH 31, 1999


                                   CORPORATE      PERSONAL                                  WARREN BANCORP
                                    BANKING       BANKING        OTHER     ELIMINATIONS      CONSOLIDATED
----------------------------------------------------------------------------------------------------------

Interest income-external            $ 4,546        $ 2,513       $  50                           $ 7,109

Interest income-internal                 --          2,137          10        $(2,147)                --

Fee and other income                     32            186          67                               285

Net income                            1,030            634        (343)                            1,321

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

GENERAL

         Warren Bancorp, Inc.'s operating results for the three months ended March 31, 2000 (the "2000 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 2000 quarter as compared to the three months ended March 31, 1999 (the "1999 quarter") primarily due to increased spreads, due to generally higher interest rates than in the 1999 quarter, increased asset levels and a lower tax rate. When general interest rates increase, the yield on the Bank's total assets will typically increase more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low interest rates may not have their rates increased at the same rate as the Bank's assets. Reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings. The lower tax rate is mainly the result of the formation of a real estate investment trust in the third quarter of 1999.

         Nonperforming loans decreased by $878,000 to $669,000 during the 2000 quarter. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

SUBSEQUENT EVENTS

         On April 19, 2000, the Corporation declared an increase in its quarterly dividend to 10 1/2 cents ($.105) per share from 10 cents ($.100) per share and a special dividend of 21 cents ($.21) per share. Both are payable May 15, 2000 to stockholders of record on May 1, 2000.

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

         The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 17%. This policy remained in effect during the quarter, and in management's opinion there were no material changes in interest rate risk since December 31, 1999, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

         The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 2000. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                             MARCH 31, 2000
                                                                             --------------
                                                    0-3            3-6             6-12             1-5          OVER 5
                                                   MONTHS         MONTHS          MONTHS           YEARS          YEARS
                                                  --------       --------        --------        --------       --------
                                                                         (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ......................      $ 36,403       $  3,637        $ 11,537        $ 23,716       $   --
Loans held for sale ........................           966           --              --              --             --
Adjustable-rate loans ......................        91,351         19,826          28,015         118,316          2,228
Fixed-rate loans ...........................         2,465            668           2,522          32,881         11,040
Mortgage-backed securities .................         1,143          3,324           4,836           2,992            950
                                                  --------       --------        --------        --------       --------
   Total interest sensitive assets .........       132,328         27,455          46,910         177,905         14,218
                                                  --------       --------        --------        --------       --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ..................................        23,259         23,259            --              --             --
Time deposits ..............................        32,083         32,935          76,454          15,902           --
Other deposits (a) .........................        11,035         11,037          23,346          85,578         10,094
Borrowings .................................         4,546           --              --                33          2,638
                                                  --------       --------        --------        --------       --------
   Total interest sensitive liabilities ....        70,923         67,231          99,800         101,513         12,732
                                                  --------       --------        --------        --------       --------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities .....................      $ 61,405       $(39,776)       $(52,890)       $ 76,392       $  1,486
                                                  ========       ========        ========        ========       ========

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities .....      $ 61,405       $ 21,629        $(31,261)       $ 45,131       $ 46,617
                                                  ========       ========        ========        ========       ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities ............         186.6%         115.7%           86.9%          113.3%         113.2%
                                                  ========       ========        ========        ========       ========

Cumulative excess (deficiency) as a
 percentage of total assets ................          14.7%           5.2%           (7.5)%          10.8%          11.2%
                                                  ========       ========        ========        ========       ========

--------
(a)  Other deposits consist of regular savings and N.O.W. accounts.

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

LIQUIDITY

         The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 2000 quarter, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at March 31, 2000.

         During the 2000 quarter, the primary sources of liquidity were $14.0 million increase in deposits, loan paydowns and amortization of $23.8 million and proceeds from maturities of investment securities of $9.6 million. Primary uses of funds were $44.5 million in residential, commercial real estate and commercial loan originations and $10.3 million to purchase investment securities. At March 31, 2000, the Bank had $8.2 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 2000:

       Within One Year                                            (IN THOUSANDS)
       ---------------
                  Less than 3 months..........................        $  6,609
                  3 to 6 months...............................           8,401
                  6 to 12 months..............................          10,600
                                                                      --------
                                                                        25,610
                  More than 12 months.........................           2,197
                                                                      --------
                                                                      $ 27,807
                                                                      ========
CAPITAL ADEQUACY

         Total stockholders' equity at March 31, 2000 was $36.0 million, an increase of $400,000 from $35.6 million at December 31, 1999. Included in stockholders' equity at March 31, 2000 is an unrealized loss on securities available for sale, which decreased stockholders' equity, of $207,000 as compared to an unrealized loss at December 31, 1999 of $7,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.65% at March 31, 2000 compared to 8.86% at December 31, 1999.

         At March 31, 2000, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculations of Tier I capital, except for unrealized losses on marketable equity securities.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 2000, the FRB leverage capital ratio was 8.91% compared to 9.46% at December 31, 1999.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 2000, the Bank's leverage capital ratio, under FDIC guidelines, was 8.60% compared to 8.72% at December 31, 1999.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.48% and 11.11%, respectively, at March 31, 2000 compared to 11.99% and 11.33% at December 31, 1999, thus exceeding their risk-based capital requirements.

         As of March 31, 1999, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.11%, 9.87%, and 8.60%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets increased to $416.4 million at March 31, 2000 from $402.2 million at December 31, 1999. Increases occurred in residential mortgage, commercial real estate and commercial loans and cash and cash equivalents with decreases in investments and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $81.7 million at March 31, 2000 from $82.2 million at December 31, 1999. A majority of this decrease was from the maturity of corporate notes. Mortgage-backed securities decreased to $13.3 million at March 31, 2000 from $20.4 million at December 31, 1999 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 2000 ARE AS FOLLOWS:

                                                          GROSS          GROSS
                                          AMORTIZED     UNREALIZED     UNREALIZED      FAIR
                                            COST          GAINS          LOSSES        VALUE
                                          ---------     ----------     ----------      -----
                                                             (IN THOUSANDS)
AVAILABLE-FOR-SALE

Fixed income mutual funds..............   $ 28,706      $     15       $   (261)      $ 28,460
FNMA mortgage-backed securities........      9,192           211             (1)         9,402
GNMA mortgage-backed securities........      4,053            --           (182)         3,871
U.S. Government and related
 obligations...........................      4,988             1             (4)         4,985
Corporate notes........................     21,001            --            (55)        20,946
Preferred stock........................      7,310            92           (127)         7,275
                                          --------      --------       --------       --------
                                            75,250           319           (630)        74,939
                                          --------      --------       --------       --------

OTHER

Foreign government bonds and
  notes................................      1,000            --             --          1,000
Stock in Federal Home Loan Bank
  of Boston............................      4,110            --             --          4,110
Stock in Depositors Insurance Fund
  Liquidity Fund.......................        108            --             --            108
Stock in Savings Bank Life Insurance
  Company of Massachusetts.............      1,576           240             --          1,816
                                          --------      --------       --------       --------
                                             6,794           240             --          7,034
                                          --------      --------       --------       --------
                                          $ 82,044      $    559       $   (630)      $ 81,973
                                          ========      ========       ========       ========

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $17.5 million during the 2000 quarter to $310.4 million at March 31, 2000. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of March 31, 2000 and December 31, 1999 (in thousands):

                                             MARCH 31, 2000    DECEMBER 31, 1999
                                             --------------    -----------------

Residential mortgages.....................       $  59,885         $  52,209
Commercial real estate....................         175,186           167,221
Commercial construction ..................          17,213            19,590
Commercial loans..........................          34,227            29,446
Consumer loans............................          22,877            22,548
                                                 ---------         ---------
                                                 $ 309,388         $ 291,014
                                                 =========         =========

         Residential mortgage loan originations during the 2000 quarter were $13.6 million compared to $8.5 million in the 1999 quarter. The Corporation originated $3.1 million in fixed-rate loans during the 2000 quarter compared to $6.1 million during the 1999 quarter. Adjustable-rate loans totaling $10.5 million were originated during the 2000 quarter compared to $2.4 million during the 1999 quarter. The Corporation sold loans totaling $3.1 million during the 2000 quarter compared to $6.2 million sold in the 1999 quarter. At March 31, 2000, the Corporation held $966,000 of fixed-rate residential mortgage loans for sale compared to $1.8 million at December 31, 1999. The increase in adjustable-rate loan originations and decrease in fixed-rate loan originations is a result of consumer preferences for adjustable-rate loans in a higher interest-rate environment. Total originations increased mainly as a result of an increased staff making residential mortgage loans.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 2000 there was one loan considered impaired and performing totaling $431,000 compared to none considered impaired and performing at December 31, 1999.

         Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $669,000 at March 31, 2000 compared to $1.5 million at December 31, 1999. Included in nonperforming loans is one loan considered impaired and nonperforming in the amount of $589,000 at March 31, 2000. There was one loan considered impaired and nonperforming at December 31, 1999 in the amount of $329,000. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

                                                     MARCH 31, 2000   DECEMBER 31, 1999
                                                     --------------   -----------------
                                                           (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears............       $593          $  633
Nonaccrual loans.....................................         76             914
                                                            ----          ------
Total nonperforming loans............................       $669          $1,547
                                                            ====          ======
Percentage of nonperforming loans to:
Total loans..........................................       0.22%           0.53%
                                                            ====          ======
Total assets.........................................       0.16%           0.38%
                                                            ====          ======

         In summary, nonperforming assets are as follows:

                                                     MARCH 31, 2000   DECEMBER 31, 1999
                                                     --------------   -----------------
                                                           (DOLLARS IN THOUSANDS)

Nonperforming loans..................................      $  669         $1,547
Real estate acquired by foreclosure..................           0              0
                                                           ------         ------
Total nonperforming assets...........................      $  669         $1,547
                                                           ======         ======

Total nonperforming assets as a
percentage of total assets...........................        0.16%          0.38%
                                                           ======         ======

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2000 and March 31, 1999 (dollars in thousands):

                                                                    2000          1999
                                                                    ----          ----
Balance at beginning of period ................................   $ 4,271        $ 4,023
                                                                  -------        -------

Losses charged to the allowance:
    Residential mortgage ......................................        --             --
    Commercial mortgage and construction ......................        --             --
    Commercial loans ..........................................        --             --
    Consumer loans ............................................         5              1
                                                                  -------        -------
                                                                        5              1
                                                                  -------        -------
Loan recoveries:
    Residential mortgage ......................................        --             --
    Commercial mortgage and construction ......................        --             67
    Commercial loans ..........................................         3              7
    Consumer loans ............................................        13             13
                                                                  -------        -------
                                                                       16             87
                                                                  -------        -------
Net charge-offs ...............................................       (11)           (86)
                                                                  -------        -------

Provision for (recovery of) loan losses (credited) to income ..       114             (3)
                                                                  -------        -------
Balance at end of period ......................................   $ 4,396        $ 4,106
                                                                  =======        =======

Allowance to total loans at end of period .....................      1.42%          1.56%
                                                                  =======        =======

Allowance to nonperforming loans at end of period .............     657.1%         803.5%
                                                                  =======        =======

Allocation of ending balance:
    Residential mortgage ......................................   $   564        $   585
    Commercial mortgage and construction ......................     3,118          2,929
    Commercial loans ..........................................       503            399
    Consumer loans ............................................       211            193
                                                                  -------        -------
                                                                  $ 4,396        $ 4,106
                                                                  =======        =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.1 million of impaired loans, all of which is measured using the fair value method, is $125,000.

         The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 2000, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

         Included in other assets at March 31, 2000 and December 31, 1999 are $1.7 million and $1.6 million, respectively, of deferred income taxes receivable.

LIABILITIES

         Deposits increased to $369.6 million at March 31, 2000 from $355.5 million at December 31, 1999.

         The following table sets forth the classification of the Corporation's deposits as of March 31, 2000 and December 31, 1999 (in thousands):

                                           MARCH 31, 2000     DECEMBER 31, 1999
                                           --------------     -----------------

Noninterest bearing.....................       $  24,575          $  19,019
NOW.....................................          39,932             36,784
Money market............................          46,518             37,235
Savings.................................         101,158             99,909
Time....................................         157,374            162,587
                                               ---------           --------
                                               $ 369,557           $355,534
                                               =========           ========

         Federal Home Loan Bank of Boston advances were $2.7 million at March 31, 2000 and December 31, 1999. Securities sold under agreement to repurchase were $4.5 million at March 31, 2000 and $4.8 million at December 31, 1999.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

GENERAL

         The Corporation recorded a profit for the 2000 quarter of $1.5 million compared to a profit for the 1999 quarter of $1.3 million. The increase in the 2000 quarter profit is primarily due to increased spreads, due to generally higher interest rates as compared to the 1999 quarter, increased asset levels and a lower tax rate.

         Net interest income for the 2000 and 1999 quarters was $4.7 million and $4.2 million, respectively. The weighted average interest rate spread for the 2000 quarter was 4.61% compared to 4.22% for the 1999 quarter. The net yield on average earning assets was 4.84% for the 2000 quarter and 4.46% for the 1999 quarter. The return on average assets and the return on average stockholders' equity were 1.46% and 16.62%, respectively, for the 2000 quarter compared to 1.34% and 13.72%, respectively, for the 1999 quarter.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $7.8 million for the 2000 quarter from $7.1 million for the 1999 quarter. Interest on loans increased to $6.3 million for the 2000 quarter from $5.5 million for the 1999 quarter. The average loan yield increased to 8.59% for the 2000 quarter from 8.38% for the 1999 quarter and average loans outstanding increased during the 2000 quarter as compared to the 1999 quarter. Interest and dividends on investments was $1.3 million for both the 2000 and 1999 quarters. The average amount of investments held decreased while the average yield on investments increased to 6.02% for the 2000 quarter from 5.67% for the 1999 quarter. Mortgage-backed securities income decreased to $237,000 in the 2000 quarter from $327,000 in the 1999 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

         Interest on deposits increased to $3.0 million for the 2000 quarter from $2.9 million for the 1999 quarter. Although the average balance of deposits increased in the 2000 quarter, the average cost of deposits decreased to 3.35% for the 2000 quarter from 3.41% for the 1999 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $79,000 from $74,000 for the 2000 and 1999 quarters, respectively.

NON-INTEREST INCOME

         Total non-interest income for the 2000 quarter was $298,000 compared to $285,000 for the 1999 quarter. The gain from the sale of mortgage loans was $40,000 in the 2000 quarter compared to $71,000 in the 1999 quarter. Because the Corporation typically keeps adjustable-rate loans in portfolio and sells fixed-rate loans that it originates, and because fewer fixed-rate loans were originated in the 2000 quarter, gains on sale of mortgage loans decreased.

NON-INTEREST EXPENSE

         Total non-interest expense increased to $2.7 million in the 2000 quarter from $2.4 million in the 1999 quarter. Salaries and benefits increased due to increases in compensation and benefits for existing staff as well as additions to staff. Marketing costs increased with additional emphasis being given to the Corporation's marketing and sales efforts.

INCOME TAX EXPENSE

         The Coporation's tax rate decreased to 31.9% in the 2000 quarter from 35.3% in the 1999 quarter mainly due to the establishment of a real estate investment trust during the third quarter of 1999.

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

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS
                  27.1  Financial Data Schedule - 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    WARREN BANCORP, INC.

DATE:  May 9, 2000                         By:      /s/ John R. Putney
                                               ---------------------------------
                                                    John R. Putney
                                                    President and
                                                    Chief Executive Officer

DATE:  May 9, 2000                         By:      /s/ Paul M. Peduto
                                               ---------------------------------
                                                    Paul M. Peduto
                                                    Treasurer
                                                    (Principal Financial Officer
                                                    and Principal Accounting
                                                    Officer)