Form 10-Q
period 2000-06-30
WARREN BANCORP INC
filed 2000-08-11
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended JUNE 30, 2000 or
                              -------------

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at August 9, 2000
--------------------------------------             -----------------------------
Common Stock, par value $.10 per share                       7,324,471

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                 June 30,     December 31,
                                                                  2000           1999
                                                                 --------     ------------
A S S E T S

Cash and due from banks (non-interest bearing)                   $ 12,013      $  9,251
Money market funds and overnight investments                        8,697        12,205
                                                                 --------      --------
   Cash and cash equivalents                                       20,710        21,456
Investment and mortgage-backed securities
   available for sale (amortized cost of $70,549
   at  June 30, 2000,  $75,367 at December  31, 1999 )             70,175        75,363
Other investments (fair value of $7,284 at
   June 30, 2000 and $7,034 at  December 31, 1999)                  7,044         6,794
Loans held for sale                                                   760         1,816
Loans                                                             318,371       291,014
Allowance for loan losses                                          (4,516)       (4,271)
                                                                 --------      --------
   Net loans                                                      313,855       286,743
Banking premises and equipment, net                                 5,456         5,051
Accrued interest receivable                                         2,550         2,613
Other assets                                                        2,887         2,411
                                                                 --------      --------

   Total assets                                                  $423,437      $402,247
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                      $373,457      $355,534
   Borrowed funds                                                  10,727         7,510
   Escrow deposits of borrowers                                     1,232         1,132
   Accrued interest payable                                           480           512
   Accrued expenses and other liabilities                           2,189         1,915
                                                                 --------      --------

     Total liabilities                                            388,085       366,603
                                                                 --------      --------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized -
      10,000,000 shares; Issued and outstanding - none                  -             -
   Common stock, $.10 par value;  Authorized -
      20,000,000 shares; Issued - 8,094,414 shares
      at June 30, 2000 and December 31, 1999
      Outstanding - 7,319,071 shares at June 30, 2000
      and 7,333,211 shares at December 31, 1999                       809           809
   Additional paid-in capital                                      35,793        35,841
   Retained earnings                                                5,396         5,305
   Treasury stock, at cost, 775,343 shares at June 30, 2000
      and 761,203 shares at December 31, 1999                      (6,397)       (6,304)
                                                                 --------      --------
                                                                   35,601        35,651
   Unrealized (loss) on securities available for sale,
      net of income taxes                                            (249)           (7)
                                                                 --------      --------

      Total stockholders' equity                                   35,352        35,644
                                                                 --------      --------

      Total liabilities and stockholders' equity                 $423,437      $402,247
                                                                 ========      ========




          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended       Six Months Ended
                                                                    June 30,               June 30,
                                                               ------------------      --------------------
                                                                2000        1999        2000         1999
                                                               ------      ------      -------      -------
                                                               (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                           $6,753      $5,595      $13,047      $11,112
   Interest and dividends on investments                        1,209       1,286        2,473        2,551
   Interest on mortgage-backed securities                         233         287          470          614
                                                               ------      ------      -------      -------
      Total interest and dividend income                        8,195       7,168       15,990       14,277
                                                               ------      ------      -------      -------

Interest expense:
   Interest on deposits                                         3,047       2,797        6,041        5,677
   Interest on borrowed funds                                      88          77          167          151
                                                               ------      ------      -------      -------
      Total interest expense                                    3,135       2,874        6,208        5,828
                                                               ------      ------      -------      -------

      Net interest income                                       5,060       4,294        9,782        8,449
Provision for  loan losses                                        114          36          228           33
                                                               ------      ------      -------      -------
      Net interest income after provision for
         loan losses                                            4,946       4,258        9,554        8,416
                                                               ------      ------      -------      -------

Non-interest income:
   Customer service fees                                          320         248          576          460
   Gains on sales of mortgage loans                                46          82           86          153
   Other income (expense)                                           1         (19)           3          (17)
                                                               ------      ------      -------      -------

      Total non-interest income                                   367         311          665          596
                                                               ------      ------      -------      -------

      Income before non-interest expense and income taxes       5,313       4,569       10,219        9,012
                                                               ------      ------      -------      -------

Non-interest expense:
   Salaries and employee benefits                               1,774       1,562        3,510        3,091
   Office occupancy and equipment                                 291         259          590          534
   Professional services                                           40          74           80          113
   Marketing                                                      120          73          197          105
   Real estate operations expense (income)                          0         (10)           0          (10)
   Outside data processing expense                                174         123          303          234
   Other                                                          458         440          915          856
                                                               ------      ------      -------      -------
      Total non-interest expenses                               2,857       2,521        5,595        4,923
                                                               ------      ------      -------      -------


       Income before income taxes                               2,456       2,048        4,624        4,089
 Income tax expense                                               805         715        1,497        1,435
                                                               ------      ------      -------      -------

     Net income                                                $1,651      $1,333      $ 3,127      $ 2,654
                                                               ======      ======      =======      =======

     Basic earnings per share                                  $ 0.23      $ 0.18      $  0.43      $  0.35
                                                               ======      ======      =======      =======

     Diluted earnings per share                                $ 0.22      $ 0.18      $  0.42      $  0.34
                                                               ======      ======      =======      =======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 1999 AND 2000



                                                                                             Accumulated
                                                                      Additional               Other
                                               Comprehensive  Common   Paid-in    Retained   Comprehensive  Treasury
                                                  Income      Stock    Capital    Earnings   Income (Loss)   Stock       Total
                                               ------------   -----   ---------   --------   -------------  --------    -------
                                                                           (DOLLARS IN THOUSANDS)

Balance at December 31, 1998                                  $809     $35,710     $4,516         $ 799     ($1,913)    $39,921

   Comprehensive income:
     Net income                                     $2,654       -           -      2,654             -           -       2,654
     Other comprehensive income (loss):
       Unrealized loss on securities available
       for sale, net of taxes                         (354)      -           -          -          (354)          -        (354)
                                                    ------
   Comprehensive income                             $2,300
                                                    ======
   Dividends paid                                                -           -     (3,210)            -           -      (3,210)

   Purchase of treasury stock (523,400 shares)                   -           -          -             -      (4,634)     (4,634)

     Issuance of 19,920 shares for exercise
     of options                                                  -         (83)         -             -         160          77
                                                              ----     -------     ------         -----      ------     -------

Balance at June 30, 1999                                       809      35,627      3,960           445      (6,387)     34,454

   Comprehensive income:
     Net income                                     $2,810       -           -      2,810             -           -       2,810
     Other comprehensive income (loss):
       Unrealized loss  on securities available
       for sale, net of taxes                         (452)      -           -          -          (452)          -        (452)
                                                    ------
   Comprehensive income                             $2,358
                                                    ======
   Dividends paid                                                -           -     (1,465)            -           -      (1,465)

   Tax benefit of options exercised                              -         246          -             -           -         246

     Issuance of 10,000 shares for exercise
     of options                                                  -         (32)         -             -          83          51
                                                              ----     -------     ------         -----      ------     -------

Balance at December 31, 1999                                   809      35,841      5,305            (7)     (6,304)     35,644

   Comprehensive income:
     Net income                                     $3,127       -           -      3,127             -           -       3,127
     Other comprehensive income (loss):
       Unrealized loss on securities available
       for sale, net of taxes                         (242)      -           -          -          (242)          -        (242)
                                                    ------
   Comprehensive income                             $2,885
                                                    ======
   Dividends paid                                                -           -     (3,036)            -           -      (3,036)

   Purchase of  treasury stock (25,000 shares)                   -           -          -             -        (183)       (183)

     Issuance of 10,860 shares for exercise
     of options                                                  -         (48)         -             -          90          42
                                                              ----     -------     ------         -----      ------     -------

Balance at June 30, 2000                                      $809     $35,793     $5,396         ($249)    ($6,397)    $35,352
                                                              ====     =======     ======         =====     =======     =======



          See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                              2000           1999
                                                                            ---------      ----------
                                                                                 (In thousands)
Cash flows from operating activities:
   Net Income                                                                 $ 3,127      $ 2,654

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for  loan losses                                                   228           33
     Depreciation and amortization                                                245          247
     Deferred income tax expense                                                    1           21
     Amortization of premiums and discounts                                        49          347
     (Gains) on sales of mortgage loans                                           (86)        (153)
     (Gains) on sale of real estate acquired by foreclosure                         -          (11)
     (Increase)  decrease in loans held for sale                                1,056         (280)
     Decrease in accrued interest receivable                                       63          268
     (Increase) decrease in other assets                                         (350)         183
     (Decrease) in accrued interest payable                                       (32)         (80)
     Increase in other liabilities and escrow deposits                            374          361
                                                                              -------      -------

         Net cash provided by operating activities                              4,675        3,590
                                                                              -------      -------

Cash flows from investing activities:
   Purchase of investment securities                                          (21,048)     (10,554)
   Proceeds from maturities of investment securities                           24,410       18,123
   Proceeds from payments of mortgage-backed securities                         1,158        3,871
   Proceeds from sales of real estate acquired by foreclosure                       -           64
   Net (increase) in loans                                                    (27,254)      (6,027)
   Purchases of premises and equipment                                           (650)        (328)
                                                                              -------      -------

         Net cash provided by (used in)  investing activities                 (23,384)       5,149
                                                                              -------      -------

Cash flows from financing activities:
   Net  increase  in deposits                                                  17,923        2,299
   Net increase (decrease) in other borrowed funds                              3,217         (418)
   Dividends paid                                                              (3,036)      (3,210)
   Purchase of treasury stock                                                    (183)      (4,634)
   Stock options exercised                                                         42           77
                                                                              -------      -------

         Net cash provided by (used in)  financing activities                  17,963       (5,886)
                                                                              -------      -------

Net increase (decrease) in cash and cash equivalents                             (746)       2,853
Cash and cash equivalents at beginning of period                               21,456       12,039
                                                                              -------      -------

Cash and cash equivalents  at end of period                                   $20,710      $14,892
                                                                              =======      =======

Cash paid during the period for:
     Interest                                                                 $ 6,240      $ 5,908
     Income taxes                                                             $   934      $ 1,275




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

EARNINGS PER SHARE

         The components of basic and diluted EPS for the quarters and six months ended June 30, 2000 and 1999 are as follows:



                                                 QUARTER ENDED JUNE 30,
                          ------------------------------------------------------------------------
                               NET INCOME          WEIGHTED AVERAGE SHARES    NET INCOME PER SHARE
                          ------------------------------------------------------------------------
                           2000          1999         2000         1999         2000      1999
                          ------------------------------------------------------------------------
                                    (In thousands, except per-share data)
Basic EPS                 $1,651        $1,333        7,317        7,356        $0.23     $0.18
Effect of dilutive
   stock options               -             -          106          188          .01         -
                          ------        ------        -----        -----        -----     -----
Dilutive EPS              $1,651        $1,333        7,423        7,544        $0.22     $0.18
                          ======        ======        =====        =====        =====     =====



                                                     SIX MONTHS ENDED JUNE 30,
                           ---------------------------------------------------------------------------
                               NET INCOME              WEIGHTED AVERAGE SHARES    NET INCOME PER SHARE
                           ---------------------------------------------------------------------------
                            2000           1999          2000           1999         2000       1999
                           ---------------------------------------------------------------------------
                                               (In thousands, except per-share data)
Basic EPS                  $3,127         $2,654         7,315         7,513         $0.43      $0.35
Effect of dilutive
   stock options                -              -           104           199          0.01       0.01
                           ------         ------         -----         -----         -----      -----
Dilutive EPS               $3,127         $2,654         7,419         7,712         $0.42      $0.34
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

         Specific reportable segment information as of and for the quarters and six-month periods ended June 30, 2000 and 1999 is as follows (in thousands):

                                                QUARTER ENDED JUNE 30, 2000

                                CORPORATE      PERSONAL                                      WARREN BANCORP
                                 BANKING       BANKING         OTHER       ELIMINATIONS       CONSOLIDATED.

Interest income-external         $5,389         $2,757         $  49                -          $8,195

Interest income-internal              -          2,376            28          $(2,404)              -

Fee and other income                 95            226            46                -             367

Net income                        1,230            728          (307)               -           1,651



                                                 QUARTER ENDED JUNE 30, 1999

                                CORPORATE       PERSONAL                                     WARREN BANCORP
                                 BANKING        BANKING        OTHER       ELIMINATIONS       CONSOLIDATED.

Interest income-external         $4,688         $2,408         $  72                -          $7,168

Interest income-internal              -          2,182            10          $(2,192)              -

Fee and other income                 67            186            58                -             311

Net income                        1,010            641          (318)               -           1,333



                                                 SIX MONTH PERIOD ENDED JUNE 30, 2000

                                CORPORATE       PERSONAL                                     WARREN BANCORP
                                 BANKING        BANKING         OTHER       ELIMINATIONS      CONSOLIDATED.

Interest income-external         $10,480         $5,394         $ 116                -          $15,990

Interest income-internal               -          4,831            46          $(4,877)               -

Fee and other income                 143            437            85                -              665

Net income                         2,220          1,464          (557)               -            3,127


                                                 SIX MONTH PERIOD ENDED JUNE 30, 1999

                                CORPORATE       PERSONAL                                     WARREN BANCORP
                                 BANKING        BANKING        OTHER       ELIMINATIONS       CONSOLIDATED.

Interest income-external         $9,234         $4,921         $ 122                -          $14,277

Interest income-internal              -          4,319            20          $(4,339)               -

Fee and other income                 99            372           125                -              596

Net income                        2,040          1,275          (661)               -            2,654


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

GENERAL

         Warren Bancorp, Inc.'s operating results for the three and six months ended June 30, 2000 (the "2000 quarter" and "2000 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 2000 period as compared to the six months ended June 30, 1999 (the "1999 period") primarily due to increased spreads, due to generally higher interest rates than in the 1999 period, increased asset levels and a lower tax rate. When general interest rates increase, the yield on the Bank's total assets will typically increase more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low interest rates may not have their rates increased at the same rate as the Bank's assets. Reductions in general interest rates may reduce the Bank's rate spread and net yield on average earnings. The lower tax rate is mainly the result of the formation of a real estate investment trust in the third quarter of 1999.

         Nonperforming loans decreased by $1,543,000 to $4,000 during the 2000 period. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 2000. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                     JUNE 30, 2000
                                                                     -------------
                                              0-3          3-6           6-12          1-5         OVER 5
                                              MONTHS       MONTHS        MONTHS        YEARS        YEARS
                                             --------     --------      --------      --------     --------
                                                                 (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ...................    $ 27,547     $  7,983      $ 10,545      $ 25,697     $      -
Loans held for sale .....................         760            -             -             -            -
Adjustable-rate loans ...................      98,567       15,721        21,344       131,365            -
Fixed-rate loans ........................       1,540          557         3,702        33,995       11,610
Mortgage-backed securities ..............         501        4,790         3,738         2,960          841
                                             --------     --------      --------      --------     --------
   Total interest sensitive assets ......     128,885       29,051        39,329       194,017       12,451
                                             --------     --------      --------      --------     --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...............................      24,161       24,161             -             -            -
Time deposits ...........................      34,317       43,344        50,553        28,546            -
Other deposits (A) ......................      11,657       11,997        23,890        87,274       10,017
Borrowings ..............................       8,056            -            14            19        2,638
                                             --------     --------      --------      --------     --------
   Total interest sensitive liabilities .      78,191       79,502        74,457       115,839       12,655
                                             --------     --------      --------      --------     --------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities ............................    $ 50,694     $(50,451)     $(35,128)     $ 78,178     $   (204)
                                             ========     ========      ========      ========     ========

Excess of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ..    $ 50,694     $    243      $(34.885)     $ 43,293     $ 43,089
                                             ========     ========      ========      ========     ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .........       164.8%       100.2%         85.0%        112.4%       111.9%
                                             ========     ========      ========      ========     ========

Cumulative excess  as a
 percentage of total assets .............        12.0%         0.1%         (8.2)%        10.2%        10.2%
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

LIQUIDITY

         The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 2000 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at June 30, 2000.

         During 2000, the primary sources of liquidity for the Bank were $17.9 million increase in deposits, loan paydowns and amortization of $53.9 million, proceeds from maturities of investment securities of $24.4 million and proceeds from paydowns of mortgage-backed securities of $1.2 million. Primary uses of funds were $87.8 million in residential, commercial real estate and commercial loan originations and $21.0 million to purchase investment securities. At June 30, 2000, the Bank had $8.7 million in overnight investments.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 2000:

     WITHIN ONE YEAR
     ---------------
                                                      (IN THOUSANDS)
         Less than 3 months ........................      $ 9,322
         3 to 6 months .............................        6,619
         6 to 12 months ............................        6,248
                                                          -------
                                                           22,189
         More than 12 months .......................        5,623
                                                          -------
                                                          $27,812
                                                          =======

         The primary source of liquidity for Warren Bancorp, Inc. (the bank holding company) is dividends from the Bank. The primary uses of this liquidity are dividends paid and stock repurchases.

CAPITAL ADEQUACY

         Total stockholders' equity at June 30, 2000 was $35.4 million, a decrease of $292,000 from $35.6 million at December 31, 1999. This change was primarily the result of $3.0 million of dividends paid to shareholders and a $183,000 increase in treasury stock due to the Corporation's stock repurchase program, offset by earnings. Included in stockholders' equity at June 30, 2000 is an unrealized loss on securities available for sale, which decreased stockholders' equity, of $249,000 as compared to an unrealized loss at December 31, 1999 of $7,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.35% at June 30, 2000 compared to 8.86% at December 31, 1999.

         At June 30, 2000, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain or loss to be used in their calculation of Tier I capital, except for unrealized losses on marketable equity securities.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 2000, the FRB leverage capital ratio was 8.55% compared to 8.94% at December 31, 1999.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 2000, the Bank's leverage capital ratio, under FDIC guidelines, was 8.24% compared to 8.58% at December 31, 1999.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.18% and 10.79%, respectively, at June 30, 2000 compared to 11.80% and 11.28% at December 31, 1999, thus exceeding their risk-based capital requirements.

         As of June 30, 2000, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 10.79%, 9.54%, and 8.24%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets increased to $423.4 million at June 30, 2000 from $402.2 million at December 31, 1999. Increases occurred in residential mortgages, commercial real estate and commercial loans and were offset by decreases in commercial construction loans and investments available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $77.2 million at June 30, 2000 from $82.2 million at December 31, 1999. A majority of this decrease was from the maturity of corporate notes. Mortgage-backed securities decreased to $13.0 million at June 30, 2000 from $14.0 million at December 31, 1999 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 2000 ARE AS FOLLOWS:

                                                        GROSS         GROSS
                                           AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                             COST       GAINS         LOSSES        VALUE
                                           ---------   ----------   ----------     --------
                                                         (IN THOUSANDS)
AVAILABLE-FOR-SALE

Fixed income mutual funds ..........       $28,706       $  21        $(243)       $28,484
FNMA mortgage-backed securities ....         9,008         321            -          9,329
GNMA mortgage-backed securities ....         3,822           -         (160)         3,662
U.S. Government and related
 obligations .......................         6,726           3           (1)         6,728
Corporate notes ....................        14,977           -          (26)        14,951
Preferred stock ....................         7,310          92         (381)         7,021
                                           -------       -----        -----        -------
                                            70,549         437         (811)        70,175
                                           -------       -----        -----        -------
OTHER

Foreign government bonds and
  notes ............................         1,250           -            -          1,250
Stock in Federal Home Loan Bank
  of Boston ........................         4,110           -            -          4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................           108           -            -            108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........         1,576         240            -          1,816
                                           -------       -----        -----        -------
                                             7,044         240            -          7,284
                                           -------       -----        -----        -------
                                           $77,593       $ 677        $(811)       $77,459
                                           =======       =====        =====        =======

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $26.3 million during the 2000 period to $319.1 million at June 30, 2000. This increase is the result of increases in residential, commercial real estate and commercial loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of June 30, 2000 and December 31, 1999 (in thousands):

                                             JUNE 30, 2000    DECEMBER 31, 1999
                                             -------------    -----------------

Residential mortgages ................          $ 69,603          $ 52,209
Commercial real estate ...............           177,478           167,221
Commercial construction ..............            12,733            19,590
Commercial loans .....................            35,563            29,446
Consumer loans .......................            22,994            22,548
                                                --------          --------
                                                $318,371          $291,014
                                                ========          ========

         Residential mortgage loan originations during the 2000 period were $31.4 million compared to $19.8 million in the 1999 period. The Corporation originated $7.3 million in fixed-rate loans during the 2000 period compared to $13.7 million during the 1999 period. Adjustable-rate loans totaling $24.1 million were originated during the 2000 period compared to $6.1 million during the 1999 period. The Corporation sold loans totaling $7.3 million during the 2000 period compared to $6.1 million sold in the 1999 period. At June 30, 2000, the Corporation held $760,000 of fixed-rate residential mortgage loans for sale compared to $1.8 million at December 31, 1999.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 2000 there were two loans considered impaired and performing totaling $1,020,000 compared to none considered impaired and performing at December 31, 1999.

         Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $4,000 at June 30, 2000 compared to $1.5 million at December 31, 1999. There are not any loans considered impaired and nonaccruing at June 30, 2000. There was one loan considered impaired and nonperforming at December 31, 1999 in the amount of $329,000. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at:

                                              JUNE 30, 2000   DECEMBER 31, 1999
                                              -------------   -----------------
                                                  (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears ..      $ 4            $  633
Nonaccrual loans ...........................        0               914
                                                  ----           ------
Total nonperforming loans ..................      $ 4            $1,547
                                                  ===            ======
Percentage of nonperforming loans to:
Total loans ................................      NIL              0.53%
                                                  ===            ======
Total assets ...............................      NIL              0.38%
                                                  ===            ======

         In summary, nonperforming assets are as follows:


                                              JUNE 30, 2000   DECEMBER 31, 1999
                                              -------------   -----------------
                                                   (DOLLARS IN THOUSANDS)

Nonperforming loans ......................           $4           $1,547
Real estate acquired by foreclosure ......            0                0
                                                     --           ------
Total nonperforming assets ...............           $4           $1,547
                                                     ==           ======

Total nonperforming assets as a
   percentage of total assets ............           NIL            0.38%
                                                     ===          ======

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2000 and June 30, 1999 (dollars in thousands):

                                                          2000            1999
                                                       ----------       -------
Balance at beginning of period ..................      $    4,271       $ 4,023
                                                       ----------       -------

Losses charged to the allowance:
    Residential mortgage ........................               -            12
    Commercial mortgage and construction ........               -             -
    Commercial loans ............................              14             -
    Consumer loans ..............................               5             6
                                                       ----------       -------
                                                               19            18
                                                       ----------       -------

Loan recoveries:
    Residential mortgage ........................              12            16
    Commercial mortgage and construction ........               1            75
    Commercial loans ............................              13            25
    Consumer loans ..............................              10            18
                                                       ----------       -------
                                                               36           134
                                                       ----------       -------

Net recoveries ..................................             (17)         (116)
                                                       ----------       -------
Provision for  loan losses charged to income ....             228            33
                                                       ----------       -------
Balance at end of period ........................      $    4,516       $ 4,172
                                                       ==========       =======

Allowance to total loans at end of period .......            1.42%         1.53%
                                                       ----------       -------

Allowance to nonperforming loans at end of period       112,900.0%        939.6%
                                                       ==========       =======

Allocation of ending balance:
    Residential mortgage ........................      $      663       $   481
    Commercial mortgage and construction ........           3,119         3,054
    Commercial loans ............................             513           443
    Consumer loans ..............................             221           194
                                                       ----------       -------
                                                       $    4,516       $ 4,172
                                                       ==========       =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.0 million of impaired loans, all of which is measured using the fair value method, is $109,000.

         The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 2000, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

         Included in other assets at June 30, 2000 and December 31, 1999 are $1.7 million and $1.6 million, respectively, of deferred income taxes receivable.

LIABILITIES

         Deposits increased to $373.5 million at June 30, 2000 from $355.5 million at December 31, 1999.


         The following table sets forth the classification of the Corporation's deposits as of June 30, 2000 and December 31, 1999 (in thousands):

                                       JUNE 30, 2000        DECEMBER 31, 1999
                                       -------------        -----------------

Noninterest bearing ..............        $ 23,540             $ 19,019
NOW ..............................          44,321               36,784
Money market .....................          48,322               37,235
Savings ..........................         100,514               99,909
Time .............................         156,760              162,587
                                          --------             --------
                                          $373,457             $355,534
                                          ========             ========

         Federal Home Loan Bank of Boston advances were $2.7 million at June 30, 2000 and December 31, 1999. Securities sold under agreement to repurchase were $8.1 million at June 30, 2000 and $4.8 million at December 31, 1999.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

GENERAL

         The Corporation recorded a profit for the 2000 quarter of $1.7 million compared to a profit for the 1999 quarter of $1.3 million. The increase in the 2000 quarter profit is primarily due to increased spreads, due to generally higher interest rates as compared to the 1999 quarter, increased asset levels and a lower tax rate.

         Net interest income for the 2000 and 1999 quarters was $5.1 million and $4.3 million, respectively. The weighted average interest rate spread for the 2000 quarter was 4.85% compared to 4.38% for the 1999 quarter. The net yield on average earning assets was 5.10% for the 2000 quarter and 4.62% for the 1999 quarter. The return on average assets and the return on average stockholders' equity were 1.60% and 18.85%, respectively, for the 2000 quarter compared to 1.37% and 15.23%, respectively, for the 1999 quarter.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $8.2 million for the 2000 quarter from $7.2 million for the 1999 quarter. Interest on loans increased to $6.8 million for the 2000 quarter from $5.6 million for the 1999 quarter. The average loan yield increased to 8.65% for the 2000 quarter from 8.36% for the 1999 quarter and average loans outstanding increased during the 2000 quarter as compared to the 1999 quarter. Interest and dividends on investments was $1.2 million for the 2000 quarter and $1.3 million in the 1999 quarter. The average amount of investments held decreased while the average yield on investments increased to 6.52% for the 2000 quarter from 5.70% for the 1999 quarter. Mortgage-backed securities income decreased to $233,000 in the 2000 quarter from $287,000 in the 1999 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

         Interest on deposits increased to $3.0 million for the 2000 quarter from $2.8 million for the 1999 quarter. The average balance of deposits increased in the 2000 quarter and the average cost of deposits increased to 3.35% for the 2000 quarter from 3.27% for the 1999 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $88,000 from $77,000 for the 2000 and 1999 quarters, respectively. The average cost increased to 3.64% for the 2000 quarter from 3.52% in the 1999 quarter.

NON-INTEREST INCOME

         Total non-interest income for the 2000 quarter was $367,000 compared to $311,000 for the 1999 quarter. Customer service fees increased to $320,000 in the 2000 quarter from $248,000 in the 1999 quarter due to commercial real estate loan prepayment fees and increased letters-of-credit fees. The gain from the sale of mortgage loans was $46,000 in the 2000 quarter compared to $82,000 in the 1999 quarter. Because the Corporation typically keeps adjustable-rate loans in portfolio and sells fixed-rate loans that it originates, and because fewer fixed-rate loans were originated in the 2000 quarter, gains on sale of mortgage loans decreased.

NON-INTEREST EXPENSE

         Total non-interest expense increased to $2.9 million in the 2000 quarter from $2.5 million in the 1999 quarter. Salaries and benefits increased due to increases in compensation and benefits for existing staff as well as additions to staff. Occupancy and equipment increased in the 2000 quarter to $291,000 from $259,000 in the 1999 quarter due to expenses associated with the new location of the South Peabody branch. Marketing costs increased with additional emphasis being given to the Corporation's marketing and sales efforts.

INCOME TAX EXPENSE

         The Corporation's tax rate decreased to 32.8% in the 2000 quarter from 34.9% in the 1999 quarter mainly due to the establishment of a real estate investment trust during the third quarter of 1999.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

GENERAL

         The Corporation recorded a profit for the 2000 period of $3.1 million compared to a profit for the 1999 period of $2.7 million. The increase in the 2000 period is primarily due to increased spreads, due to generally higher interest rates as compared to the 1999 period, increased asset levels and a lower tax rate.

         Net interest income for the 2000 and 1999 periods were $9.8 million and $8.4 million, respectively. The weighted average interest rate spread for the 2000 period was 4.73% compared to 4.30% for the 1999 period. The net yield on average earning assets was 4.97% for the 2000 period and 4.54% for the 1999 period. The return on average assets and the return on average stockholders' equity were 1.53% and 17.78%, respectively, for the 2000 period compared to 1.36% and 14.44%, respectively, for the 1999 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $16.0 million for the 2000 period from $14.3 million for the 1999 period. Interest on loans increased to $13.0 million for the 2000 period from $11.1 million for the 1999 period. Average loans outstanding increased during the 2000 period and the average loan yield increased to 8.61% for the 2000 period compared to 8.37% for the 1999 period. Interest and dividends on investments was $2.5 and $2.6 million for the 2000 and 1999 periods, respectively. The average amount of investments held decreased while the average yield on investments increased to 6.28% for the 2000 period from 5.68% for the 1999 period. Mortgage-backed securities income decreased to $470,000 in the 2000 period from $614,000 in the 1999 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

         Interest on deposits increased to $6.0 million for the 2000 period from $5.7 million for the 1999 period. This increase was related to an increase in the average cost of deposits to 3.35% for the 2000 period from 3.34% for the 1999 period as well as an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $167,000 in the 2000 period from $151,000 for the 1999 period. The average cost increased to 3.64% in the 2000 period from 3.61% in the 1999 period.

NON-INTEREST INCOME

         Total non-interest income for the 2000 period was $665,000 compared to $596,000 for the 1999 period. Customer service fees increased to $576,000 in the 2000 period from $460,000 in the 1999 period due to commercial real estate loan prepayment fees and increased letters-of-credit fees. The gain from the sale of mortgage loans was $86,000 in the 2000 period compared to $153,000 in the 1999 period. Because the Corporation sells fixed-rate loans that it originates, and because fewer fixed-rate loans were originated in the 2000 period, gains on sale of mortgage loans decreased.

NON-INTEREST EXPENSE

         Total non-interest expense was $5.6 million in the 2000 period and $4.9 million in the 1999 period. Salary and employee benefits were $3.5 million in the 2000 period and $3.1 million for the 1999 period, respectively. Salaries and benefits increased in compensation and benefits for existing staff as well as additions to staff. Occupancy and equipment increased in the 2000 period to $590,000 from $534,000 in the 1999 period due to expenses associated with the new location of the South Peabody branch. Marketing costs increased with additional emphasis being given for the Corporation's marketing and sales efforts.

INCOME TAX EXPENSE

         The Corporation's tax rate decreased in the 2000 period to 32.4% from 35.1% in the 1999 period mainly due to the establishment of a real estate investment trust during the third quarter of 1999.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                          ANNUAL MEETING - MAY 3, 2000

A.       ELECTION OF DIRECTORS

                             TERM TO EXPIRE IN 2003

                                          TOTAL VOTE FOR     TOTAL VOTE WITHHELD
                                          EACH DIRECTOR      FROM EACH DIRECTOR
                                          --------------     -------------------
         Stephen J. Connolly, IV            6,034,352               97,943
         Robert R. Fanning, Jr.             6,033,552               98,743
         Paul M. Peduto                     6,034,352               97,943
         John R. Putney                     6,034,352               97,943

                                 OTHER DIRECTORS

         TERM TO EXPIRE IN 2001            TERM TO EXPIRE IN 2002
         ----------------------            ----------------------
         Francis L. Conway                 Peter V. Bent
         Arthur E. Holden                  Stephen R. Howe
         Stephen G. Kasnet                 Arthur E. McCarthy
         Linda Lerner                      John D. Smidt
         Arthur J. Pappathanasi            George W. Phillips
                                           John H. Womack


         John C. Jeffers, whose term expired in 2000, retired effective May 3, 2000. Paul J. Curtin, whose term expired in 2002, resigned effective June 7, 2000

ITEM 5.  Other Information


ITEM 6.  Exhibits
27.1     Financial Data Schedule - 2000

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WARREN BANCORP, INC.



DATE: August 9, 2000                 By: /s/ John R. Putney
                                         ------------------------------------
                                         John R. Putney
                                         President and
                                         Chief Executive Officer



DATE: August 9, 2000                 By: /s/ Paul M. Peduto
                                         -------------------------------------
                                         Paul M. Peduto
                                         Treasurer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)