Form 10-Q
period 2000-09-30
WARREN BANCORP INC
filed 2000-11-08
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended September 30, 2000 or
                              ------------------

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

            Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at November 6, 2000
---------------------------------------      -----------------------------------
Common Stock, par value $.10 per share                     7,337,611

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                       2000                1999
                                                                     ---------           ---------
ASSETS

Cash and due from banks (non-interest bearing)                       $  15,035           $   9,251
Money market funds and overnight investments                             7,332              12,205
                                                                     ---------           ---------
   Cash and cash equivalents                                            22,367              21,456
Investment and mortgage-backed securities available
   for sale  (amortized cost of $62,627 at September 30,
   2000 and $75,367 at December 31, 1999)                               62,484              75,363
Other investments (fair value of $7,284 at  September 30,
   2000 and $7,034 at December 31, 1999)                                 7,044               6,794
Loans held for sale                                                      1,358               1,816
Loans                                                                  331,517             291,014
Allowance for loan losses                                               (4,641)             (4,271)
                                                                     ---------           ---------
   Net loans                                                           326,876             286,743
Banking premises and equipment, net                                      5,097               5,051
Accrued interest receivable                                              2,365               2,613
Other assets                                                             2,657               2,411
                                                                     ---------           ---------

   Total assets                                                      $ 430,248           $ 402,247
                                                                     =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                          $ 377,208           $ 355,534
   Borrowed funds                                                       11,439               7,510
   Escrow deposits of borrowers                                          1,376               1,132
   Accrued interest payable                                                488                 512
   Accrued expenses and other liabilities                                2,930               1,915
                                                                     ---------           ---------

      Total liabilities                                                393,441             366,603
                                                                     ---------           ---------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized
     - 10,000,000 shares;
      Issued and outstanding - none                                         --                  --
   Common stock, $.10 par value;  Authorized
     - 20,000,000 shares;
       Issued - 8,094,414 shares at September 30, 2000
          and December 31, 1999
       Outstanding - 7,327,171 shares at  September 30,
           2000, and 7,333,211 shares at December 31, 1999                 809                 809
   Additional paid-in capital                                           35,759              35,841
   Retained earnings                                                     6,668               5,305
   Treasury stock, at cost, 767,243 shares at September 30,
     2000 and 761,203 shares at December 31, 1999                       (6,330)             (6,304)
                                                                     ---------           ---------
                                                                        36,906              35,651
   Unrealized loss on securities available for sale, net of
     income taxes                                                          (99)                 (7)
                                                                     ---------           ---------

      Total stockholders' equity                                        36,807              35,644
                                                                     ---------           ---------

      Total liabilities and stockholders' equity                     $ 430,248           $ 402,247
                                                                     =========           =========

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -----------------------        -----------------------
                                                                   2000           1999            2000           1999
                                                                 --------       --------        --------       --------
                                                                       (Dollars in thousands, except per-share data)
Interest and dividend income:
   Interest on loans                                             $  7,019       $  5,713        $ 20,066       $ 16,825
   Interest and dividends on investments                            1,145          1,213           3,618          3,764
   Interest on mortgage-backed securities                             235            271             705            885
                                                                 --------       --------        --------       --------
      Total interest and dividend income                            8,399          7,197          24,389         21,474
                                                                 --------       --------        --------       --------

Interest expense:
   Interest on deposits                                             3,246          2,865           9,287          8,542
   Interest on borrowed funds                                         107             84             274            235
                                                                 --------       --------        --------       --------
      Total interest expense                                        3,353          2,949           9,561          8,777
                                                                 --------       --------        --------       --------

      Net interest income                                           5,046          4,248          14,828         12,697
Provision for loan losses                                             114             36             342             69
                                                                 --------       --------        --------       --------
      Net interest income after provision for loan losses           4,932          4,212          14,486         12,628

Non-interest income:
   Customer service fees                                              367            240             943            700
   Gains on sales of investment securities                            208             17             208             17
   Gain on sale of fixed assets to a related party                    376             --             376             --
   Gains on sales of mortgage loans                                    39             43             125            196
   Other                                                                1              1               4            (16)
                                                                 --------       --------        --------       --------

      Total non-interest income                                       991            301           1,656            897
                                                                 --------       --------        --------       --------

      Income before non-interest expense and income taxes           5,923          4,513          16,142         13,525
                                                                 --------       --------        --------       --------

Non-interest expense:
   Salaries and employee benefits                                   1,756          1,702           5,266          4,793
   Office occupancy and equipment                                     288            262             878            796
   Professional services                                               45             56             125            169
   Marketing                                                           79             35             276            140
   Real estate operations (income)                                      0            (68)             --            (78)
   Outside data processing                                            133            120             436            354
   Other                                                              500            464           1,415          1,320
                                                                 --------       --------        --------       --------
      Subtotal operating  expenses                                  2,801          2,571           8,396          7,494
   Expenses for formation of Warren Real Estate
         Investment Corporation                                        --             87              --             87
                                                                 --------       --------        --------       --------
      Total non-interest expenses                                   2,801          2,658           8,396          7,581
                                                                 --------       --------        --------       --------

       Income before income taxes                                   3,122          1,855           7,746          5,944
 Income tax expense                                                 1,081            593           2,578          2,028
                                                                 --------       --------        --------       --------

     Net income                                                  $  2,041       $  1,262        $  5,168       $  3,916
                                                                 ========       ========        ========       ========

     Basic earnings per share                                    $   0.28       $   0.17        $   0.71       $   0.53
                                                                 ========       ========        ========       ========

     Diluted earnings per share                                  $   0.27       $   0.17        $   0.70       $   0.51
                                                                 ========       ========        ========       ========

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                2000                  1999
                                                                              --------              --------
                                                                                       (In thousands)
Cash flows from operating activities:
   Net Income                                                                 $  5,168              $  3,916

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for  loan losses                                                    342                    69
     Depreciation and amortization                                                 377                   369
     Deferred income tax expense                                                    --                    69
     Amortization of premiums and discounts                                         27                   487
     (Gains) on sales of investment securities                                    (208)                  (17)
     (Gains) on sales of mortgage loans                                           (125)                 (196)
     (Gains) on sale of fixed assets                                              (376)                   --
     (Gains) on sale of real estate acquired by foreclosure                         --                   (30)
     Decrease  in loans held for sale                                              458                   203
     Decrease in accrued interest receivable                                       248                   393
     (Increase) decrease in other assets                                          (199)                  209
     (Decrease) in accrued interest payable                                        (24)                  (95)
     Increase in other liabilities and escrow deposits                           1,261                   690
                                                                              --------              --------

         Net cash provided by operating activities                               6,949                 6,067
                                                                              --------              --------

Cash flows from investing activities:
   Purchase of investment securities                                           (22,925)              (11,560)
   Proceeds from sales of investment securities available for sale               2,204                    17
   Proceeds from maturities of investment securities                            31,840                28,663
   Proceeds from payments of mortgage-backed securities                          1,552                 4,864
   Proceeds from sales of real estate acquired by foreclosure                       --                    91
   Proceeds from sales of fixed assets                                             669                    --
   Net (increase) in loans                                                     (40,350)              (11,971)
   Purchases of premises and equipment                                            (716)                 (448)
                                                                              --------              --------

      Net cash provided by (used in)  investing activities                     (27,726)                9,656
                                                                              --------              --------

Cash flows from financing activities:
   Net  increase  in deposits                                                   21,674                 1,015
   Net increase  in other borrowed funds                                         3,929                   180
   Dividends paid                                                               (3,805)               (3,942)
   Purchase of treasury stock                                                     (183)               (4,634)
   Stock options exercised                                                          73                    91
                                                                              --------              --------
Net cash provided by (used in) financing activities                             21,688                (7,290)
                                                                              --------              --------

Net increase  in cash and cash equivalents                                         911                 8,433
Cash and cash equivalents at beginning of period                                21,456                12,039
                                                                              --------              --------

Cash and cash equivalents at end of period                                    $ 22,367              $ 20,472
                                                                              ========              ========

Cash paid during the period for:
     Interest                                                                 $  9,585              $  8,872
     Income taxes                                                             $  1,644              $  1,580

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                             (DOLLARS IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                           ADDITIONAL                 OTHER
                                                  COMPREHENSIVE   COMMON    PAID-IN     RETAINED   COMPREHENSIVE  TREASURY
                                                      INCOME      STOCK     CAPITAL     EARNINGS      INCOME        STOCK    TOTAL
                                                  -------------   ------   ----------   --------   -------------  --------  -------
Balance at December 31, 1998                                       $809      $35,710     $4,516        $799       ($1,913)  $39,921

   Comprehensive income:
     Net income                                      $3,916          --           --      3,916          --            --     3,916
     Other comprehensive income (loss):
       Unrealized loss on securities available
        for sale, net of taxes                         (498)                                           (498)                   (498)
                                                     ------
   Comprehensive income                              $3,418
                                                     ======

   Tax benefit of stock options exercised                            --           13         --          --            --        13

   Dividends paid                                                    --           --     (3,942)         --            --    (3,942)

   Purchase of treasury stock (523,400 shares)                       --           --         --          --        (4,634)   (4,634)

    Issuance of 23,520 shares for exercise
    of options                                                       --          (99)        --          --           190        91
                                                                   ----      -------     ------        ----       -------  --------

Balance at September 30, 1999                                      $809      $35,624     $4,490        $301       ($6,357)  $34,867

   Comprehensive income:
     Net income                                      $1,548          --           --      1,548          --            --     1,548
     Other comprehensive income (loss):
       Unrealized (loss) on securities available
        for sale, net of taxes                         (308)                                           (308)                   (308)
                                                     -------
   Comprehensive income                              $1,240
                                                     =======

   Tax benefit of stock options exercised                            --          233         --          --            --       233

   Dividends paid                                                    --           --       (733)         --            --      (733)

    Issuance of 6,400 shares for exercise
    of options                                                       --          (16)        --          --            53        37
                                                                   ----      -------     ------        ----       -------   --------
Balance at December 31, 1999                                       $809      $35,841     $5,305         ($7)      ($6,304)  $35,644

   Comprehensive income:
     Net income                                      $5,168          --           --      5,168          --            --     5,168
     Other comprehensive income (loss):
       Unrealized gain on securities available
        for sale, net of taxes                           43
      Less: Reclassification adjustment for
       securities gains, net of tax expense of
       $73, included in net income                     (135)
                                                     ------
            Total other comprehensive (loss)            (92)         --           --         --         (92)           --       (92)
                                                     ------
   Comprehensive income                              $5,076
                                                     ======

   Tax benefit of stock options exercised                            --            2         --          --            --         2

   Dividends paid                                                    --           --     (3,805)         --            --    (3,805)

   Purchase of treasury stock (25,000 shares)                        --           --         --          --          (183)     (183)

   Issuance of 18,960 shares for exercise
   of options                                                        --          (84)        --          --           157        73
                                                                   ----      -------     ------        ----       -------   --------

Balance at September 30, 2000                                      $809      $35,759     $6,668        ($99)      ($6,330)  $36,807
                                                                   ====      =======     ======        ====       =======   ========

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

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters and nine months ended September 30, 2000 and 1999 are as follows:

                                                      QUARTER ENDED SEPTEMBER 30,
                           ------------------------------------------------------------------------------
                                NET INCOME              WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                           ------------------------------------------------------------------------------
                            2000           1999           2000           1999          2000        1999
                           ------------------------------------------------------------------------------
                                                  (In thousands, except per-share data)
Basic EPS                  $2,041         $1,262          7,324          7,324         $0.28       $0.17
Effect of dilutive
   stock options               --             --            123            214         (0.01)         --
                           ------         ------         ------         ------         -----       -----
Dilutive EPS               $2,041         $1,262          7,447          7,538         $0.27       $0.17
                           ======         ======         ======         ======         =====       =====


                                                   NINE MONTHS ENDED SEPTEMBER 30,
                           ------------------------------------------------------------------------------
                                NET INCOME              WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                           ------------------------------------------------------------------------------
                            2000           1999           2000           1999          2000        1999
                           ------------------------------------------------------------------------------
                                                  (In thousands, except per-share data)
Basic EPS                  $5,168         $3,916          7,318          7,449         $0.71       $0.53
Effect of dilutive
   stock options               --             --            109            199         (0.01)      (0.02)
                           ------         ------         ------         ------         -----       -----
Dilutive EPS               $5,168         $3,916          7,427          7,648         $0.70       $0.51
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

     Specific reportable segment information as of and for the quarters and nine-month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                                    QUARTER ENDED SEPTEMBER 30, 2000

                                CORPORATE       PERSONAL                                       WARREN BANCORP
                                 BANKING         BANKING          OTHER        ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income-external         $ 5,384         $ 2,914         $   101              --          $ 8,399

Interest income-internal              --           2,514              17         $(2,531)              --

Fee and other income                 144             224             623              --              991

Net income                         1,195             724             122              --            2,041

                                                    QUARTER ENDED SEPTEMBER 30, 1999

                                CORPORATE       PERSONAL                                       WARREN BANCORP
                                 BANKING         BANKING          OTHER        ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income-external         $ 4,832         $ 2,341         $    24               --          $ 7,197

Interest income-internal              --           2,310               7          $(2,317)              --

Fee and other income                  24             218              59               --              301

Net income                         1,011             629            (378)              --            1,262


                                             NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                CORPORATE       PERSONAL                                       WARREN BANCORP
                                 BANKING         BANKING          OTHER        ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income-external         $15,864         $ 8,308         $   217               --          $24,389

Interest income-internal              --           7,345              63          $(7,408)              --

Fee and other income                 287             661             708               --            1,656

Net income                         3,415           2,188            (435)              --            5,168

                                             NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                CORPORATE       PERSONAL                                       WARREN BANCORP
                                 BANKING         BANKING          OTHER        ELIMINATIONS     CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income-external         $14,066         $ 7,262         $   146               --          $21,474

Interest income-internal              --           6,629              27          $(6,656)              --

Fee and other income                 123             590             184               --              897

Net income                         3,051           1,904          (1,039)              --            3,916

RELATED-PARTY TRANSACTION

     During the 2000 quarter, the Corporation sold a parcel of land and building, which was the former location of the Bank's South Peabody branch office, to a director of the Corporation. The cash sale for $675,000 resulted in a gain of $376,000. The transaction was completed and transfer of title occurred within the 2000 quarter. See "Non-Interest Income" under "Results of Operations
- For the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999" and "Results of Operations - For the Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999" below.

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three and nine months ended September 30, 2000 (the "2000 quarter" and "2000 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 2000 period as compared to the nine months ended September 30, 1999 (the "1999 period") primarily due to increased interest-rate spreads, due to generally higher interest rates than in the 1999 period, increased asset levels, a gain on sale of a parcel of land and building of the former location of the Bank's South Peabody branch office, and a gain on sale of a preferred equity security, which was called. When general interest rates increase, the yield on the Bank's total assets will typically increase more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds at already low interest rates may not have their rates increased at the same rate as the Bank's assets. Reductions in general interest rates may reduce the Bank's interest-rate spread and net yield on average earning assets.

     Nonperforming loans decreased by $1,421,000 to $126,000 during the 2000 period. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired by foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, the Corporation may acquire real estate through foreclosure, which may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

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

     The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 2000. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                 SEPTEMBER 30, 2000
                                                                                 ------------------
                                                   0-3             3-6              6-12             1-5            OVER 5
                                                  MONTHS          MONTHS           MONTHS           YEARS           YEARS
                                                 --------        --------         --------         --------        --------
                                                                               (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ....................       $ 28,365        $  5,561         $  4,990         $ 23,966        $     --
Loans held for sale ......................          1,358              --               --               --              --
Adjustable-rate loans ....................         87,990          10,287           31,796          145,856              --
Fixed-rate loans .........................          1,758             886            3,808           36,155          12,982
Mortgage-backed securities ...............          1,935           1,743            4,804            3,225             727
                                                 --------        --------         --------         --------        --------
   Total interest sensitive assets .......        121,406          18,477           45,398          209,202          13,709
                                                 --------        --------         --------         --------        --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ................................         22,735          22,735               --               --              --
Time deposits ............................         44,010          45,771           26,226           46,254              --
Other deposits(a).........................         12,145          11,688           23,792           86,561           9,848
Borrowings ...............................          8,768              --               14            2,019             638
                                                 --------        --------         --------         --------        --------
   Total interest sensitive liabilities ..         87,658          80,194           50,032          134,834          10,486
                                                 --------        --------         --------         --------        --------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities .............................       $ 33,748        $(61,717)        $ (4,634)        $ 74,368        $  3,223
                                                 ========        ========         ========         ========        ========

Excess of cumulative
 interest sensitive assets over cumulative
 interest sensitive liabilities ..........       $ 33,748        $(27,969)        $(32,603)        $ 41,765        $ 44,988
                                                 ========        ========         ========         ========        ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities ..........          138.5%           83.3%            85.0%           111.8%          112.4%
                                                 ========        ========         ========         ========        ========

Cumulative excess  as a
 percentage of total assets ..............            7.8%           (6.5)%           (7.6)%            9.7%           10.5%
                                                 ========        ========         ========         ========        ========

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

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, none of which were from the overnight facility, were $2,671,000 at September 30, 2000.

     During 2000, the primary sources of liquidity for the Bank were $21.7 million increase in deposits, loan paydowns and amortization of $80.6 million, proceeds from maturities of investment securities of $31.8 million and proceeds from paydowns of mortgage-backed securities of $1.6 million. Primary uses of funds were $130.3 million in residential, commercial real estate and commercial loan originations and $22.9 million to purchase investment securities. At September 30, 2000, the Bank had $7.3 million in overnight investments.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 2000:

     Within One Year                                      (IN THOUSANDS)
     ---------------
             Less than 3 months.........................    $  7,128
             3 to 6 months..............................       9,766
             6 to 12 months.............................       2,834
                                                            --------
                                                              19,728
             More than 12 months........................       8,946
                                                            --------
                                                            $ 28,674
                                                            ========

     The primary source of liquidity for Warren Bancorp, Inc. (the bank holding company) is dividends from the Bank. The primary uses of this liquidity are dividends paid and stock repurchases.

CAPITAL ADEQUACY

     Total stockholders' equity at September 30, 2000 was $36.8 million, an increase of $1.2 million from $35.6 million at December 31, 1999. This change was primarily due to earnings offset by $3.8 million of dividends paid to shareholders and a $183,000 increase in treasury stock due to the Corporation's stock repurchase program. Included in stockholders' equity at September 30, 2000 is an unrealized loss on securities available for sale, which decreased stockholders' equity, of $99,000 as compared to an unrealized loss at December 31, 1999 of $7,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.55% at September 30, 2000 compared to 8.86% at December 31, 1999.

     At September 30, 2000, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized loss to be used in their calculation of Tier I capital.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 2000, the FRB leverage capital ratio was 8.70% compared to 8.94% at December 31, 1999.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 2000, the Bank's leverage capital ratio, under FDIC guidelines, was 8.38% compared to 8.58% at December 31, 1999.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.56% and 11.17%, respectively, at September 30, 2000 compared to 11.80% and 11.28% at December 31, 1999, thus exceeding their risk-based capital requirements.

     As of September 30, 2000, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.17%, 9.92%, and 8.38%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $430.2 million at September 30, 2000 from $402.2 million at December 31, 1999. Increases occurred in residential mortgages, commercial real estate and commercial loans and were partially offset by decreases in commercial construction loans and investments available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $69.5 million at September 30, 2000 from $82.2 million at December 31, 1999. A majority of this decrease was from the maturity of corporate notes, as well as a call of a $2.0 million preferred equity security. Mortgage-backed securities decreased to $12.4 million at September 30, 2000 from $14.0 million at December 31, 1999 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 2000 ARE AS FOLLOWS:

                                                               GROSS             GROSS
                                             AMORTIZED       UNREALIZED        UNREALIZED          FAIR
                                               COST            GAINS             LOSSES            VALUE
                                             --------         --------          --------          --------
                                                                     (IN THOUSANDS)
AVAILABLE-FOR-SALE

Fixed income mutual funds ..........         $ 28,706         $     69          $   (113)         $ 28,662
FNMA mortgage-backed securities ....            8,765              258                --             9,023
GNMA mortgage-backed securities ....            3,669               --               (96)            3,573
U.S. Government and related
 obligations .......................            7,614               15                --             7,629
Corporate notes ....................            8,559                1                (6)            8,554
Preferred stock ....................            5,314               16              (287)            5,043
                                             --------         --------          --------          --------
                                               62,627              359              (502)           62,484
                                             --------         --------          --------          --------

OTHER

Foreign government bonds and
  notes ............................            1,250               --                --             1,250
Stock in Federal Home Loan Bank
  of Boston ........................            4,110               --                --             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................              108               --                --               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........            1,576              240                --             1,816
                                             --------         --------          --------          --------
                                                7,044              240                --             7,284
                                             --------         --------          --------          --------
                                             $ 69,671         $    599          $   (502)         $ 69,768
                                             ========         ========          ========          ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $40.0 million during the 2000 period to $332.9 million at September 30, 2000. This increase is the result of increases in residential, commercial real estate and commercial loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of September 30, 2000 and December 31, 1999 (in thousands):

                                                          SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                          ------------------   -----------------
Residential mortgages ...............................           $ 83,142           $ 52,209
Commercial real estate ..............................            174,656            167,221
Commercial construction .............................             12,887             19,590
Commercial loans ....................................             37,088             29,446
Consumer loans ......................................             23,744             22,548
                                                                --------           --------
                                                                $331,517           $291,014
                                                                ========           ========

     Residential mortgage loan originations during the 2000 period were $52.1 million compared to $30.8 million in the 1999 period. The Corporation originated $10.6 million in fixed-rate loans during the 2000 period compared to $19.4 million during the 1999 period. Adjustable-rate loans totaling $41.5 million were originated during the 2000 period compared to $11.4 million during the 1999 period. The Corporation sold loans totaling $10.6 million during the 2000 period compared to $18.3 million sold in the 1999 period. At September 30, 2000, the Corporation held $1.4 million of fixed-rate residential mortgage loans for sale compared to $1.8 million at December 31, 1999.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 2000 there were two loans considered impaired and performing totaling $1,003,000 compared to none considered impaired and performing at December 31, 1999.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $126,000 at September 30, 2000 compared to $1.5 million at December 31, 1999. There are no loans considered impaired and nonperforming at September 30, 2000. There was one loan considered impaired and nonperforming at December 31, 1999 in the amount of $329,000. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                          SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                          ------------------   -----------------
                                                                   (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears                       $  126              $  633
Nonaccrual loans ....................................                0                 914
                                                                ------              ------
Total nonperforming loans ...........................           $  126              $1,547
                                                                ======              ======
Percentage of nonperforming loans to:
Total loans .........................................             0.04%               0.53%
                                                                ======              ======
Total assets ........................................             0.03%               0.38%
                                                                ======              ======

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2000 and September 30, 1999 (dollars in thousands):

                                                                  2000            1999
                                                                -------         -------
Balance at beginning of period ..........................       $ 4,271         $ 4,023
                                                                -------         -------

Losses charged to the allowance:
    Residential mortgage ................................            --              12
    Commercial mortgage and construction ................            --              --
    Commercial loans ....................................            14              --
    Consumer loans ......................................             8              44
                                                                -------         -------
                                                                     22              56
                                                                -------         -------

Loan recoveries:
    Residential mortgage ................................            17              23
    Commercial mortgage and construction ................             1              80
    Commercial loans ....................................            17              42
    Consumer loans ......................................            15              23
                                                                -------         -------
                                                                     50             168
                                                                -------         -------

Net recoveries ..........................................           (28)           (112)
                                                                -------         -------

Provision for  loan losses charged to income ............           342              69
                                                                -------         -------
Balance at end of period ................................       $ 4,641         $ 4,204
                                                                =======         =======

Allowance to total loans at end of period ...............          1.40%           1.50%
                                                                =======         =======

Allowance to nonperforming loans at end of period .......        3683.3%          334.4%
                                                                =======         =======

Allocation of ending balance:
    Residential mortgage ................................       $   781         $   423
    Commercial mortgage and construction ................         3,066           3,118
    Commercial loans ....................................           562             455
    Consumer loans ......................................           232             208
                                                                -------         -------
                                                                $ 4,641         $ 4,204
                                                                =======         =======

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from an independent credit review consulting firm. Loan loss allocations are based on the conditions of each loan, whether performing or non-performing, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan. Individual loans, including loans considered impaired, are analyzed and categorized by level of credit risk and collectibility. In determining the allowance, management uses specific estimated losses on certain problem loans, loss factors determined for each category of credit risk using historical charge-off statistics and factors that consider economic condition and trends. The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.0 million of impaired loans, all of which is measured using the fair value method, is $108,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 2000, there were no legal claims against the Corporation or its subsidiaries.

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

OTHER ASSETS

     Included in other assets at September 30, 2000 and December 31, 1999 are $1.7 million and $1.6 million, respectively, of deferred income taxes receivable.

LIABILITIES

     Deposits increased to $377.2 million at September 30, 2000 from $355.5 million at December 31, 1999.

     The following table sets forth the classification of the Corporation's deposits as of September 30, 2000 and December 31, 1999 (in thousands):

                                                   SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                   ------------------   -----------------
Noninterest bearing .......................             $ 25,443             $ 19,019
NOW .......................................               45,099               36,784
Money market ..............................               45,470               37,235
Savings ...................................               98,935               99,909
Time ......................................              162,261              162,587
                                                        --------             --------
                                                        $377,208             $355,534
                                                        ========             ========

     Federal Home Loan Bank of Boston advances were $2.7 million at September 30, 2000 and December 31, 1999. Securities sold under agreement to repurchase were $8.8 million at September 30, 2000 and $4.8 million at December 31, 1999.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

GENERAL

     The Corporation recorded a profit for the 2000 quarter of $2.0 million compared to a profit for the 1999 quarter of $1.3 million. The increase in the 2000 quarter profit is primarily due to increased spreads, due to generally higher interest rates as compared to the 1999 quarter, increased asset levels, a gain on sale of a parcel of land and building of the former location of the Bank's South Peabody branch office, and a gain on sale of a preferred equity security, which was called.

     Net interest income for the 2000 and 1999 quarters was $5.0 million and $4.2 million, respectively. The weighted average interest rate spread for the 2000 quarter was 4.78% compared to 4.34% for the 1999 quarter. The net yield on average earning assets was 4.98% for the 2000 quarter and 4.51% for the 1999 quarter. The return on average assets and the return on average stockholders' equity were 1.93% and 22.80%, respectively, for the 2000 quarter compared to 1.28% and 14.66%, respectively, for the 1999 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $8.4 million for the 2000 quarter from $7.2 million for the 1999 quarter. Interest on loans increased to $7.0 million for the 2000 quarter from $5.7 million for the 1999 quarter. The average loan yield increased to 8.65% for the 2000 quarter from 8.33% for the 1999 quarter and average loans outstanding increased during the 2000 quarter as compared to the 1999 quarter. Interest and dividends on investments was $1.1 million for the 2000 quarter and $1.2 million in the 1999 quarter. The average amount of investments held decreased while the average yield on investments increased to 6.60% for the 2000 quarter from 5.54% for the 1999 quarter. Mortgage-backed securities income decreased to $235,000 in the 2000 quarter from $271,000 in the 1999 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

     Interest on deposits increased to $3.2 million for the 2000 quarter from $2.9 million for the 1999 quarter. The average balance of deposits increased in the 2000 quarter and the average cost of deposits increased to 3.47% for the 2000 quarter from 3.26% for the 1999 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $107,000 from $84,000 for the 2000 and 1999 quarters, respectively. The average cost decreased to 3.46% for the 2000 quarter from 3.66% in the 1999 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 2000 quarter was $991,000 compared to $301,000 for the 1999 quarter. Customer service fees increased to $367,000 in the 2000 quarter from $240,000 in the 1999 quarter due to commercial real estate loan prepayment fees. The gain from the sale of mortgage loans was $39,000 in the 2000 quarter compared to $43,000 in the 1999 quarter. Non-interest income also included two aforementioned items in the 2000 quarter. One was a gain of $208,000 resulting from a call of a preferred equity security. The other was a gain of $376,000 from the sale of a parcel of land and building of the former location of the Bank's South Peabody branch office (see "Related-Party Transaction" above).

NON-INTEREST EXPENSE

     Total non-interest expense increased to $2.8 million in the 2000 quarter from $2.7 million in the 1999 quarter. The 1999 quarter included expenses incurred in the formation of a real estate investment trust ("REIT") of $87,000. Salaries and benefits increased due to salaries and benefit increases for existing staff and increases in staff. Occupancy and equipment increased in the 2000 quarter to $288,000 from $262,000 in the 1999 quarter due to expenses associated with the new location of the South Peabody branch. Marketing costs increased with additional emphasis being given to the Corporation's marketing and sales efforts. Other expenses contained $50,000 of nonrecurring expense for the 2000 quarter while salaries and employee benefits contained $50,000 of nonrecurring expense in the 1999 quarter.

INCOME TAX EXPENSE

     The Corporation's tax rate increased to 34.6% in the 2000 quarter from 32.0% in the 1999 quarter mainly due to a higher percentage of income taxed at a higher state tax rate.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

GENERAL

     The Corporation recorded a profit for the 2000 period of $5.2 million compared to a profit for the 1999 period of $3.9 million. The increase in the 2000 period is primarily due to increased spreads, due to generally higher interest rates as compared to the 1999 period, increased asset levels, a gain on sale of a parcel of land and building of the former location of the Bank's South Peabody branch office, and a gain on sale of a preferred equity security, which was called.

     Net interest income for the 2000 and 1999 periods were $14.8 million and $12.7 million, respectively. The weighted average interest rate spread for the 2000 period was 4.75% compared to 4.30% for the 1999 period. The net yield on average earning assets was 4.97% for the 2000 period and 4.54% for the 1999 period. The return on average assets and the return on average stockholders' equity were 1.67% and 19.46%, respectively, for the 2000 period compared to 1.34% and 14.48%, respectively, for the 1999 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $24.4 million for the 2000 period from $21.5 million for the 1999 period. Interest on loans increased to $20.1 million for the 2000 period from $16.8 million for the 1999 period. Average loans outstanding increased during the 2000 period and the average loan yield increased to 8.63% for the 2000 period compared to 8.34% for the 1999 period. Interest and dividends on investments was $3.6 and $3.8 million for the 2000 and 1999 periods, respectively. The average amount of investments held decreased while the average yield on investments increased to 6.40% for the 2000 period from 5.62% for the 1999 period. Mortgage-backed securities income decreased to $705,000 in the 2000 period from $885,000 in the 1999 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

     Interest on deposits increased to $9.3 million for the 2000 period from $8.5 million for the 1999 period. This increase was related to an increase in the average cost of deposits to 3.40% for the 2000 period from 3.31% for the 1999 period as well as an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $274,000 in the 2000 period from $235,000 for the 1999 period. The average cost decreased to 3.57% in the 2000 period from 3.62% in the 1999 period while the average balances increased.

NON-INTEREST INCOME

     Total non-interest income for the 2000 period was $1.7 million compared to $897,000 for the 1999 period. Customer service fees increased to $943,000 in the 2000 period from $700,000 in the 1999 period due to commercial real estate loan prepayment fees and increased letters-of-credit fees. The gain from the sale of mortgage loans was $125,000 in the 2000 period compared to $196,000 in the 1999 period. Because the Corporation sells fixed-rate loans that it originates, and because fewer fixed-rate loans were originated in the 2000 period, gains on sale of mortgage loans decreased. Non-interest income also included two aforementioned items in the 2000 period. One was a gain of $208,000 resulting from a call of a preferred equity security. The other was a gain of $376,000 from the sale of a parcel of land and building of the former location of the Bank's South Peabody branch office (see "Related-Party Transaction" above).

NON-INTEREST EXPENSE

     Total non-interest expense was $8.4 million in the 2000 period and $7.6 million in the 1999 period. The 1999 period included expenses incurred in the formation of a REIT of $87,000. Salary and employee benefits were $5.3 million in the 2000 period and $4.8 million for the 1999 period, respectively. Salaries and benefits increased in compensation and benefits for existing staff as well as additions to staff. Occupancy and equipment increased in the 2000 period to $878,000 from $796,000 in the 1999 period due to expenses associated with the new location of the South Peabody branch. Marketing costs increased with additional emphasis being given for the Corporation's marketing and sales efforts. Nonrecurring expenses in the 2000 period occurred in outside data processing expense in the amount of $43,000 and other expense in the amount of $50,000. Salaries and benefits expense in the 1999 period included a nonrecurring expense of $50,000.

INCOME TAX EXPENSE

     The Corporation's tax rate decreased in the 2000 period to 33.3% from 34.1% in the 1999 period mainly because the tax benefit of forming the REIT is realized for entire 2000 period and only realized in the third quarter in the 1999 period. The tax benefit of the REIT in the 2000 period is partially offset by a higher percentage of income subject to a higher state tax rate.

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


                                   WARREN BANCORP, INC.


DATE:  November 6, 2000            By: /s/ John R. Putney
                                       -----------------------------------------
                                       John R. Putney
                                       President and
                                       Chief Executive Officer


DATE: November 6, 2000             By: /s/ Paul M. Peduto
                                       -----------------------------------------
                                       Paul M. Peduto
                                       Treasurer
                                       (Principal Financial Officer
                                        and Principal Accounting Officer)