Form 10-K
period 2000-12-31
WARREN BANCORP INC
filed 2001-03-27
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing sale price for the registrant's common stock on March 1, 2001, as reported by the Nasdaq National Market was $48,893,896.

         The number of shares of the registrant's common stock outstanding as of March 1, 2001 was 7,337,611.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2001 are incorporated by reference into this Annual Report as portions of Part III of Form 10-K.

================================================================================
                                                         SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                         2000            1999            1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets                                         $  438,122      $  402,247      $  397,065      $  370,993     $  358,954
Investment securities                                    54,001          80,314          93,950          83,701         75,618
Mortgage-backed securities                               11,813          14,048          20,430          30,579         42,730
Net loans                                               343,551         286,743         262,452         236,697        218,313
Real estate acquired by foreclosure                           -               -           1,450           2,010          2,230
Deposits                                                387,047         355,534         347,012         325,293        316,366
Borrowed funds                                            8,654           7,510           7,674           2,926          4,927
Stockholders' equity                                     37,682          35,644          39,921          40,028         34,445
------------------------------------------------------------------------------------------------------------------------------------

                                                                               YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                        2000             1999           1998           1997             1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Interest and dividend income                         $  33,064        $  28,987      $  29,253      $  28,539        $  27,781
Interest expense                                        13,120           11,803         12,060         11,404           11,469
                                                     ----------       ----------     ----------     ----------       ----------
   Net interest income                                  19,944           17,184         17,193         17,135           16,312
Provision for (recovery of) loan losses                    456              120            (91)          (316)             116
Non-interest income                                      2,027            1,297          1,443          3,339            2,149
Non-interest expenses                                   11,414           10,070         10,099          9,857            9,768
                                                     ----------       ----------     ----------     ----------       ----------
Income before income taxes                              10,101            8,291          8,628         10,933            8,577
Income tax expense                                       3,368            2,827          2,724          3,648            1,968
                                                     ----------       ----------     ----------     ----------       ----------

Net income                                           $   6,733        $   5,464      $   5,904      $   7,285        $   6,609
                                                     ==========       ==========     ==========     ==========       ==========

   Basic earnings per share                          $    0.92             0.74      $    0.75      $    0.96             0.90
                                                     ==========       ==========     ==========     ==========       ==========

   Diluted earnings per share                        $    0.91             0.72      $    0.72      $    0.91             0.84
                                                     ==========       ==========     ==========     ==========       ==========

   Cash dividends paid                               $   0.625            0.630      $   0.720      $   0.435            0.265
                                                     ==========       ==========     ==========     ==========       ==========

OTHER DATA:
Return on average assets                                  1.61%            1.39%          1.57%          2.02%            1.87%
Return on average stockholders' equity                   18.81            15.26          14.79          19.50            20.47
Stockholders' equity to assets at year end                8.60             8.86          10.05          10.79             9.60
Dividend payout ratio                                    67.96            85.56          96.04          44.79            29.47
Weighted average interest rate spread                     4.74             4.35           4.53           4.80             4.69
Net yield on average earning assets                       4.96%            4.57%          4.79%          5.03%            4.88%
Number of banking offices                                    6                6              6              6                6

The consolidated financial data for the Corporation and its subsidiaries presented above are expanded and explained in more detail by the financial information contained elsewhere herein. The consolidated financial data were derived from audited consolidated financial statements of the Corporation and the Bank at and for the periods shown.

Letter to Shareholders omitted from this Annual Report on Form 10-K.

Letter to Shareholders omitted from this Annual Report on Form 10-K.

Letter to Shareholders omitted from this Annual Report on Form 10-K.

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                                                       Page
                                                                                                                      ------
Item  1.  Business.................................................................................................   24-28

Item  2.  Properties...............................................................................................   16-17

Item  3.  Legal Proceedings........................................................................................      16

Item  4.  Submission of Matters to a Vote of Security Holders......................................................      28

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters....................................      71

Item  6.  Selected Financial Data..................................................................................       2

Item  7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations.......................................................................................    7-24

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...............................................     8-9

Item  8.  Financial Statements and Supplementary Data..............................................................   32-68

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures........................................................................................      28

Item 10.  Directors and Executive Officers of the Corporation......................................................      28

Item 11.  Executive Compensation...................................................................................      28

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................................      29

Item 13.  Certain Relationships and Related Transactions...........................................................      29

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................      69

                STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2)      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
            and Interest Differential..............................................................................   18-19

(3)      Investment Portfolio......................................................................................      11

(4)      Loan Portfolio............................................................................................   12-13

(5)      Summary of Loan Loss Experience...........................................................................      15

(6)      Deposits..................................................................................................      17

(7)      Return on Equity and Assets...............................................................................       2

(8)      Short-Term Borrowings ....................................................................................      48

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-K constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "plan," "assume" and other similar expressions which are predictions of or indicate future events and trends identify forward-looking statements. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are in some cases beyond the control of the Corporation and may cause the actual results, performance or achievements of the Corporation to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

         Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Annual Report, including the Annual Report on Form 10-K, under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the section entitled "Business."

         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this report.

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the year ending December 31, 2000 (the "2000 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 2000 period as compared to the year ended December 31, 1999 (the "1999 period") primarily due to increased interest-rate spreads generated by higher interest rates in the 2000 period, increased asset levels, a gain on sale of a parcel of land and building of the former location of the Bank's South Peabody branch office, and a gain on sale of a security, which was called. An increase in general interest rates will generally provide increased spreads because the yield on the Bank's earning assets will typically increase more than its cost of funds. This is mainly because certain sources of funds, namely demand deposits and stockholders' equity, do not bear interest, and other sources of funds may not have their rates increased at the same rate as the Bank's assets. Reductions in general interest rates may reduce the Bank's spread and net yield on average earning assets, which would have an adverse effect on the net interest margin and net income.

         Stockholders' equity increased in 2000 due to increased earnings. This was partially offset by the payment of dividends equal to almost 68% of net income as well as an increase in the unrealized loss on securities available for sale net of income taxes. Future increases in interest rates could reduce the value of the securities portfolio and stockholders' equity.

         Real estate acquired by foreclosure was zero at December 31, 2000 and December 31, 1999, and nonperforming loans decreased to zero during the 2000 period from $1.5 million at December 31, 1999. Management continues to monitor the loan portfolio closely. If conditions in the Massachusetts real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired by foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, an increase in real estate acquired by foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

         In 2000, the Corporation paid regular quarterly dividends totaling $.415 per share and paid a special dividend of $.21 per share.

         Under various stock repurchase programs authorized by the Board of Directors in 1998 and 1999, the Corporation repurchased 25,000 shares at a total cost of $183,000 during the 2000 period.

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

         The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term money market interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 15%. The Corporation was in compliance with this policy at December 31, 2000 and 1999. The following table reflects the Corporation's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in short-term interest rates:

                                             Estimated increase (decrease) in
                                                   net interest income
                                                       December 31,
         Rate change (basis points)                   2000       1999
         --------------------------                   ----       ----
                   +200                               5.9%        3.9%
                   -200                              (3.4)%      (0.4)%

         The result is within the Corporation's policy guidelines.

         Simulation analysis depends to a significant extent on a variety of assumptions and estimates, which may not reflect actual future events. Estimates of customer behavior to changing interest rates may differ significantly from actual behavior. Areas of these estimates include loan prepayment speeds, shifts between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

         The following table summarizes the Corporation's interest-rate sensitivity position as of December 31, 2000. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                   DECEMBER 31, 2000
                                                     ------------------------------------------------------------------------------
                                                        0-3              3-6              6-12              1-5             OVER 5
                                                      MONTHS           MONTHS            MONTHS            YEARS            YEARS
                                                     --------         --------          --------          --------         --------
                                                                                 (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities, including
 overnight investments ......................        $ 15,062         $  4,997          $  8,631          $ 23,965         $   --
Loans held for sale .........................           5,180             --                --                --               --
Adjustable-rate loans .......................          87,972           11,726            39,056           157,778             --
Fixed-rate loans ............................           2,030            2,662             2,433            35,204            9,471
Mortgage-backed securities ..................           1,018            2,404             4,750             2,769              611
                                                     --------         --------          --------          --------         --------
   Total interest sensitive assets ..........         111,262           21,789            54,870           219,716           10,082
                                                     --------         --------          --------          --------         --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...................................          28,693           28,692              --                --               --
Time deposits ...............................          46,091           15,886            39,975            55,302             --
Other deposits(a) ...........................          12,033           12,032            24,323            87,561            9,818
Borrowings ..................................           5,983               14              --               2,019              638
                                                     --------         --------          --------          --------         --------
   Total interest sensitive liabilities .....          92,800           56,624            64,298           144,882           10,456
                                                     --------         --------          --------          --------         --------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ......................        $ 18,462         $(34,835)         $ (9,428)         $ 74,834         $   (374)
                                                     ========         ========          ========          ========         ========

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ......        $ 18,462         $(16,373)         $(25,801)         $ 49,033         $ 48,659
                                                     ========         ========          ========          ========         ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .............           119.9%            89.0%             87.9%            113.7%           113.2%
                                                     ========         ========          ========          ========         ========

Cumulative excess (deficiency) as a
 percentage of total assets .................             4.2%            (3.7)%            (5.9)%            11.2%            11.1%
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

LIQUIDITY

         The Bank seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During 2000, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $2,671,000 at December 31, 2000 and 1999.

         During 2000, the primary sources of liquidity were $19.0 million in loan sales, loan paydowns and amortization of $109.4 million, $31.5 million in growth of deposits, and proceeds from maturities of investments of $34.8 million. Primary uses of funds were $185.4 million in residential, commercial real estate and commercial loan originations, $22.9 million to purchase investment securities and $4.8 million to pay dividends to shareholders and repurchase stock. At December 31, 2000, the Bank had $74,000 in money market funds and overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and stock repurchases by the Corporation are the primary uses of this liquidity.

         From time to time, the Bank obtains time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at December 31, 2000:

Within one year:                                              (In thousands)
         Less than 3 months ...............................      $10,518
         3 to 6 months ....................................        2,155
         6 to 12 months ...................................        5,775
                                                                 -------
                                                                  18,448
         More than one year ...............................       10,318
                                                                 --------
                                                                 $28,766
                                                                 ========

CAPITAL ADEQUACY

         Total stockholders' equity at December 31, 2000 was $37.7 million, an increase of $2.1 million from $35.6 million at the end of 1999. Included in stockholders' equity is an unrealized loss on securities available for sale, which decreased stockholders' equity, of $60,000 as compared to an unrealized loss at December 31, 1999 of $7,000. Future interest-rate increases could further reduce the fair value of these securities, which would further reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.60% at December 31, 2000 compared to 8.86% at December 31, 1999.

         At December 31, 2000, neither the FRB nor the FDIC permitted an unrealized gain or loss on marketable securities available for sale (except net unrealized losses on marketable equity securities) to be used in their calculations of regulatory capital.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At December 31, 2000, the FRB leverage capital ratio was 8.68% compared to 8.94% at December 31, 1999.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At December 31, 2000, the Bank's leverage capital ratio, under FDIC guidelines, was 8.35% compared to 8.58% at December 31, 1999.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% total risk-based capital ratio. The Corporation's and the Bank's total risk-based capital ratios were 11.44% and 11.06%, respectively, at December 31, 2000 compared to 11.80% and 11.28%, respectively, at December 31, 1999 for both the Corporation and the Bank, thus exceeding their risk-based capital requirements.

         As of December 31, 2000, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.06%, 9.81%, and 8.35%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized." (For further discussion on capital adequacy see note 9 in the Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION

         The Corporation's total assets increased to $438.1 million at December 31, 2000 from $402.2 million at December 31, 1999. Increases occurred in loans and were partially offset by decreases in investments and mortgage-backed securities available for sale, and cash and cash equivalents.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of investment securities and mortgage-backed securities available for sale and other investments, decreased to $65.7 million at December 31, 2000 from $82.2 million at December 31, 1999. This was caused by maturities of corporate notes and paydowns and amortization of mortgage-backed securities as well as a call of a $2.0 million preferred stock available for sale. Mortgage-backed securities decreased to $11.6 million at December 31, 2000 from $14.0 million at December 31, 1999 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

         INVESTMENTS. Certain information regarding the Corporation's investments as of December 31 is presented below (in thousands):

                                                                                                  2000               1999
                                                                                                --------           --------
Amortized Cost:
   U.S. Treasury and U.S. Government Agency
      obligations available for sale............................................                $  7,645           $  3,006
   Foreign government bonds held to maturity....................................                   1,250              1,000
   Fixed-income mutual funds available for sale.................................                  28,698             28,706
   Mortgage-backed securities available for sale................................                  11,552             13,996
   Corporate notes available for sale...........................................                   5,567             22,349
   Preferred stock available for sale...........................................                   5,314              7,310
   Other investments............................................................                   5,794              5,794
                                                                                                --------           --------
Total amortized cost............................................................                  65,820             82,161
Unrealized loss on investment securities
   available for sale...........................................................                     (80)                (4)
                                                                                                --------           --------
Total carrying value............................................................                $ 65,740           $ 82,157
                                                                                                ========           ========
Total fair value of investment securities.......................................                $ 65,980           $ 82,397
                                                                                                ========           ========

         The following table presents the maturity distribution of the investment securities portfolio and the weighted average yield for each type and range of maturity as of December 31, 2000. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate mortgage-backed security amortization and prepayments (dollars in thousands):


                                    WITHIN               ONE TO              FIVE TO               OVER
                                   ONE YEAR            FIVE YEARS           TEN YEARS            TEN YEARS               TOTAL
                              -----------------    -----------------    -----------------     ----------------     -----------------
                               AMOUNT    YIELD      AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD      AMOUNT    YIELD
                              -------    ------    -------     -----    -------     -----     ------     -----     -------    ------
U.S. Treasury and agency
 obligations  available
  for sale ...............    $ 7,645     6.88%    $  --       --  %    $  --       --  %     $  --       -- %     $ 7,645     6.88%
Mortgage-backed securities
 available for sale ......      8,172     8.06       2,769     6.69         611     6.22         --       --        11,552     7.63
Corporate notes
 available for sale ......      5,567     6.69        --       --          --       --           --       --         5,567     6.69
Foreign government bonds
 held to maturity ........       --       --           750     7.93         250     7.75          250    6.75        1,250     7.66
                              -------              -------              -------               -------              -------
                              $21,384     7.28%    $ 3,519     6.95%    $   861     6.66%         250    6.75%     $26,014     7.21%
                              =======              =======              =======               =======              =======

         At December 31, 2000, the Corporation did not hold securities of any single issuer, excluding Federal Home Loan Bank of Boston stock, that exceeded ten percent of stockholders' equity.

LOANS AND LOANS HELD FOR SALE

         Loans and loans held for sale increased by $60.7 million during the 2000 period to $353.5 million at December 31, 2000. This increase is the result of increases in residential, commercial real estate and commercial loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of December 31 (in thousands):

                              2000       1999       1998       1997       1996
                            --------   --------   --------   --------   --------
Residential mortgages ...   $ 88,517   $ 52,209   $ 45,658   $ 52,707   $ 66,654
Commercial real estate ..    178,666    167,221    163,154    125,832    107,428
Commercial construction .     14,812     19,590     13,620     19,739     10,742
Commercial loans ........     41,512     29,446     23,726     22,259     16,458
Consumer loans ..........     24,825     22,548     20,317     20,226     21,564
                            --------   --------   --------   --------   --------
                            $348,332   $291,014   $266,475   $240,763   $222,846
                            ========   ========   ========   ========   ========

         Balances in residential mortgage loans increased mainly as a result of increases in interest rates during the 2000 period and an increased mortgage origination staff. The Bank typically sells all fixed-rate residential mortgage loans that it originates to the secondary mortgage market and retains the adjustable-rate loans in its residential mortgage portfolio. Due to this increase in interest rates during the 2000 period, this adjustable-rate portfolio has increased as borrowers currently prefer adjustable-rate loans to fixed-rate loans. Balances in commercial real estate and commercial loans are increasing mainly due to the Corporation's continued emphasis on corporate lending.

         Residential mortgage loan originations increased during 2000 to $74.6 million from $48.5 million in 1999. The Corporation originated $22.2 million in fixed-rate loans during 2000 compared to $24.4 million during 1999. Adjustable-rate loans totaling $52.4 million were originated during 2000 compared to $24.1 million during 1999. The Corporation sold loans totaling $19.0 million during 2000 compared to $23.1 million in 1999. At year-end 2000, the Corporation held $5.2 million of fixed-rate residential mortgage loans for sale compared to $1.8 million at year-end 1999.

         The following table sets forth a maturity distribution of the Corporation's commercial real estate, commercial construction, and commercial loans as of December 31, 2000. For purposes of compiling this table, fixed rate loans are treated as if the entire balance were due on the last contractual payment date. Adjustable-rate loans are shown at the adjustment period date. Based on experience with such loans, partial or full repayment of a portion of the Corporation's commercial real estate loans prior to contractual maturity can be expected.

                                   WITHIN      ONE TO       OVER        TOTAL
                                  ONE YEAR   FIVE YEARS  FIVE YEARS  GROSS LOANS
                                                 (IN THOUSANDS)
Commercial real estate .......    $ 53,143    $120,495    $  5,028    $178,666
Commercial construction ......      14,072         740        --        14,812
Commercial loans .............      26,121      13,722       1,669      41,512
                                  --------    --------    --------    --------
     Total ...................    $ 93,336    $134,957    $  6,697    $234,990
                                  ========    ========    ========    ========
Loans with adjustable rate ...                $101,034    $   --
Loans with fixed rate ........                  33,923       6,697
                                              --------    --------
                                              $134,957    $  6,697
                                              ========    ========

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is 90 days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At December 31, 2000, two loans were considered impaired and accruing interest totaling $991,000 compared to none considered impaired and accruing interest at December 31, 1999.

         Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status, decreased to zero at December 31, 2000 compared to $1.5 million at December 31, 1999. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by 90 days or more, unless they are adequately secured and are in the process of collection.

         When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and where the ultimate collection of principal and interest is probable. Following collection procedures for loans secured by real estate, the Corporation generally institutes appropriate action to foreclose the property or acquire it by deed in lieu of foreclosure.

         The table below details nonperforming loans at December 31 (dollars in thousands):

                                       2000    1999     1998     1997     1996
                                      ------  ------   ------   ------   ------
Accruing loans 90 days or more
  past due .........................  $ --    $  633   $  163   $ --     $ --
Nonaccrual loans ...................    --       914      475      347    2,712
                                      ------  ------   ------   ------   ------
Total nonperforming loans ..........  $ --    $1,547   $  638   $  347   $2,712
                                      ======  ======   ======   ======   ======

Percentage of nonperforming
  loans to:
Total loans ........................     N/A    0.53%    0.24%    0.14%    1.22%
                                      ======  ======   ======   ======   ======
Total assets .......................     N/A    0.38%    0.16%    0.09%    0.76%
                                      ======  ======   ======   ======   ======

         In addition, at December 31, 2000 and 1999, the Corporation had $9,000 and $278,000, respectively, of loans past due 60 to 89 days and still accruing interest not included above. These loans are closely monitored by management and they are considered in reviews of the adequacy of the loan loss reserve.

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

REAL ESTATE ACQUIRED BY FORECLOSURE

         There was no real estate acquired by foreclosure at December 31, 2000 and December 31, 1999. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loan or the net carrying value of the property less estimated cost of disposition.

         The Corporation had a net gain of zero on the sale of real estate acquired by foreclosure in the 2000 period compared to $514,000 in the 1999 period and $2,000 in the 1998 period.

         In summary, nonperforming assets are as follows at December 31, (in thousands):

                                   2000      1999      1998      1997      1996
                                  ------    ------    ------    ------    ------
Nonperforming loans ..........    $ --      $1,547    $  638    $  347    $2,712
Real estate acquired by
 foreclosure .................      --        --       1,450     2,010     2,230
                                  ------    ------    ------    ------    ------
Total nonperforming assets ...    $ --      $1,547    $2,088    $2,357    $4,942
                                  ======    ======    ======    ======    ======

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the years ended December 31 (dollars in thousands):

                                                                  2000          1999          1998          1997          1996
                                                                --------      --------      --------      --------      --------
Balance at beginning of period .............................    $  4,271      $  4,023      $  4,066      $  4,533      $  4,533
                                                                --------      --------      --------      --------      --------
Losses charged to the allowance:
    Commercial .............................................        --              (4)         --            --            --
    Commercial mortgage and
       construction ........................................        --             (49)         --            (344)         (143)
    Residential mortgage ...................................         (14)         --            --            (241)         (280)
    Consumer loans .........................................          (8)           (7)          (98)          (23)          (33)
                                                                --------      --------      --------      --------      --------
                                                                     (22)          (60)          (98)         (608)         (456)
                                                                --------      --------      --------      --------      --------

Loan recoveries:
    Commercial .............................................          34           100            24           116            61
    Commercial mortgage
       and construction ....................................           1            34            79           248           233
    Residential mortgage ...................................          24            36            23            75            30
    Consumer loans .........................................          17            18            20            18            16
                                                                --------      --------      --------      --------      --------
                                                                      76           188           146           457           340
                                                                --------      --------      --------      --------      --------
    Net (charge-offs) recoveries ...........................          54           128            48          (151)         (116)
Provision for (recovery of) loan
    losses charged (credited)
    to expense .............................................         456           120           (91)         (316)          116
                                                                --------      --------      --------      --------      --------
Balance at end of period ...................................    $  4,781      $  4,271      $  4,023      $  4,066      $  4,533
                                                                ========      ========      ========      ========      ========

Allowance to total loans
    at end of period .......................................        1.37%         1.47%         1.50%         1.69%         2.03%
                                                                ========      ========      ========      ========      ========

Allowance to nonperforming
    loans at end of period .................................         N/A         276.1%        630.6%      1171.18%        167.1%
                                                                ========      ========      ========      ========      ========

Net (charge-offs) recoveries to
    Average loans outstanding ..............................         .02%          .04%          .02%         (.07)%        (.05)%
                                                                ========      ========      ========      ========      ========

Allocation of ending balance:
    Commercial .............................................    $    629      $    435      $    298      $    295      $    218
    Commercial mortgage and
       construction ........................................       3,094         3,110         2,917         2,752         3,099
    Residential mortgage ...................................         818           512           619           727           936
    Consumer loans .........................................         240           214           189           292           280
                                                                --------      --------      --------      --------      --------
                                                                $  4,781      $  4,271      $  4,023      $  4,066      $  4,533
                                                                ========      ========      ========      ========      ========
Percentage of loans in each category to total loans:
    Commercial .............................................        11.9%         10.1%          8.9%          9.2%          7.4%
    Commercial mortgage and
      construction .........................................        55.6          64.2          66.3          60.5          53.0
    Residential mortgage ...................................        25.4          17.9          17.1          21.9          29.9
    Consumer loans .........................................         7.1           7.8           7.7           8.4           9.7
                                                                --------      --------      --------      --------      --------
                                                                   100.0%        100.0%        100.0%        100.0%        100.0%
                                                                ========      ========      ========      ========      ========

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from a third-party credit-review consulting firm. Management uses a process that takes into consideration specific and general portfolio risk, economic conditions and the current regulatory environment. For identified problem loans, whether performing or non-performing and including impaired loans, management quantifies potential losses. For all other loans a grading system is used based on assessed credit risk, and loss percentages are applied to these loans. The loss percentages are determined by reviewing historic loss trends in each grade category and taking into consideration industry and regulatory norms and current economic conditions.

         In addition to the above components, management applies both a general allowance and an unallocated allowance. The general allowance is a percentage of the above calculations and is applied to compensate for a margin of error. An unallocated allowance that is not attributable to any specific loan or loan grade is also applied. This allowance is based on various factors. Among the factors are: the risk characteristics of the loan portfolio generally; general economic trends; assessment of the current business cycle; credit quality trends in relation to current economic conditions; trends in the outlook of banking regulators with respect to allowance for loan losses and supervisory concerns in general; and industry trends with respect to levels of allowance for loan losses. The amounts of the general and unallocated allowance for the years ended December 31, 2000, 1999 and 1998 are as follows: 2000 - $1,538,000, or 32% of the total allowance at year end 2000; 1999 - $1,115,000 or 26% of the total allowance at year end 1999; 1998 - $816,000, or 20% of the total allowance at year end 1998. For purposes of the table on the preceding page, the general and unallocated allowance is reallocated to specific categories on a "pro-rata" basis.

         Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighting the above factors. Because the allowance for loan losses is based on various estimates and includes a high degree of judgment, subsequent changes in general economic conditions and the economic prospects of the borrowers may require changes in those estimates.

         The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $991,000 of impaired loans, all of which is measured using the fair value method, is $56,000.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At December 31, 2000 there were no material legal claims against the Corporation.

         The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations of interest rates. These financial instruments include commitments to originate loans, unused lines of credit, standby letters of credit, recourse arrangements on sold assets and forward commitments to sell loans. The financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. (See "Asset/Liability Management" in this section and note 12 in the Notes to Consolidated Financial Statements.)

PROPERTIES

         The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly. At December 31, 2000, management believes that the Bank's existing properties are adequate for the conduct of its business.

         The following table sets forth certain information relating to the Bank's offices as of December 31, 2000:

                                                                    OWNED
                                                                     SOLD             LEASE             LEASE
                                                   YEAR               OR           EXPIRATION          RENEWAL
                    OFFICE LOCATION               OPENED            LEASED            DATE             OPTION
                    ---------------               ------            ------            ----             ------
Peabody Square
  10 Main Street................................   1854              Owned              -                 -
Northshore Shopping Center......................   1958             Leased            2005               No
West Peabody
  Russell and Lowell Street.....................   1971             Leased            2003               No*
South Peabody**
  Lynn Street***................................   1979           Sold 9/2000           -                 -
  Lynnfield Street..............................   2000             Leased            2009               Yes
Beverly
  175 Cabot Street..............................   1867              Owned              -                 -
North Beverly
  55 Dodge Street...............................   1968             Leased            2006               No

* Bank has option to purchase.

** The Lynn Street office closed in March 2000 and the Lynnfield Street office opened in March 2000.

*** The Lynn Street branch sold in September 2000 (see Note 11 "Related-Party Transaction" in the notes to consolidated financial statements.)

OTHER ASSETS

         Included in other assets at December 31, 2000 and December 31, 1999 are $1.3 million and $1.6 million, respectively, of deferred income tax asset.

LIABILITIES

         Year-end deposit levels increased to $387.0 million at December 31, 2000 from $355.5 million at December 31, 1999. This increase took place primarily in demand deposits, NOW deposits, and money market deposits and was partially offset by a decrease in time deposits.

         AVERAGE DEPOSITS. The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31 (dollars in thousands):

                                 2000              1999               1998
                            --------------    --------------     --------------
                             AMOUNT   COST     AMOUNT   COST      AMOUNT   COST
                            --------  ----    --------  ----     --------  ----
Non-interest bearing ....   $ 22,715    - %   $ 17,485    - %    $ 15,508    - %
NOW accounts ............     40,251  0.52      36,692  0.53       35,496  0.70
Savings .................    146,573  2.86     137,497  2.46      130,370  2.66
Time ....................    159,808  5.23     155,621  5.08      148,437  5.47
                            --------          --------           --------
      Total deposits ....   $369,347  3.45    $347,295  3.31%    $329,811  3.59%
                            ========          ========           ========

         Federal Home Loan Bank of Boston advances were $2.7 million at December 31, 2000 and 1999. Securities sold under agreement to repurchase were $6.0 million at December 31, 2000 and $4.8 million at December 31, 1999.

         Accrued expenses and other liabilities includes a current income tax payable of $1.1 million at December 31, 2000 and $436,000 at December 31, 1999. It also includes accrued salaries and benefits payable of $886,000 at December 31, 2000 and $600,000 at December 31, 1999.

         INCOME YIELD AND COST OF FUNDS ANALYSIS. The table below sets forth information concerning the Corporation's average balances, interest income and expense, and yield information for the three years shown. Average loan balances include nonaccruing loans. The yields on investments are calculated on a fully taxable-equivalent basis using a federal tax rate of 34%.

                                                                       YEAR ENDED DECEMBER  31,
                                  --------------------------------------------------------------------------------------------------
                                               2000                              1999                              1998
                                  --------------------------------------------------------------------------------------------------
                                   AVERAGE              YIELD/       AVERAGE              YIELD/       AVERAGE               YIELD/
                                   BALANCE   INTEREST    RATE        BALANCE   INTEREST    RATE        BALANCE   INTEREST     RATE
                                  --------   --------   ------      --------   --------   ------      --------   --------    ------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans ......................    $317,937   $ 27,452    8.63%      $273,376    $22,891    8.37%      $250,992    $22,434      8.94%
  Investments, including
  overnight investments ......      74,429      4,682    6.46         89,115      4,969    5.64         86,417      5,048      6.02
  Mortgage-backed
   securities ................      12,795        930    7.27         16,579      1,127    6.80         24,781      1,771      7.15
                                  --------     ------               --------    -------               --------     ------
     Total interest-
       earning assets ........     405,161     33,064    8.19%       379,070     28,987    7.66%       362,190     29,253      8.12%
Non-interest earning
  assets .....................      12,674                            13,692                            14,777
                                  --------                          --------                          --------

Total assets .................    $417,835                          $392,762                          $376,967
                                  ========                          ========                          ========

Interest-bearing
  liabilities:
  Deposits ...................    $346,632     12,744    3.68%      $329,810     11,488    3.48%      $314,303     11,833      3.76%
  Borrowings .................      10,591        376    3.55          8,659        315    3.64          6,203        227      3.66
                                  --------     ------               --------    -------               --------     ------
   Total interest-
    bearing liabilities ......     357,223     13,120    3.67        338,469     11,803    3.49        320,506     12,060      3.76
Non-interest bearing
  deposits ...................      22,715                            17,485                            15,508
                                  --------                          --------                          --------
Total deposits and
  borrowed funds .............     379,938               3.45        355,954               3.31        336,014                 3.59

Non-interest bearing
  liabilities ................       2,095                               918                             1,029
Stockholders' equity .........      35,802                            35,890                            39,924
                                  --------                          --------                          --------
    Total liabilities
      and stockholders'
      equity .................    $417,835                          $392,762                          $376,967
                                  ========                          ========                          ========
Net interest income ..........    $ 19,944                          $ 17,184                          $ 17,193
                                  ========                          ========                          ========
Weighted average
  rate spread ................                           4.74%                            4.35%                                4.53%
Net yield on average
  earning assets .............                           4.96%                            4.57%                                4.79%

         RATE/VOLUME ANALYSIS. The following table sets forth information concerning the Bank's interest and dividend income, interest expense and net interest income changes for the years listed.

                                                                              YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------------
                                                         2000 COMPARED TO 1999                       1999 COMPARED TO 1998
                                                ---------------------------------------     ---------------------------------------
                                                     INCREASE             (DECREASE)            INCREASE               (DECREASE)
                                                ---------------------------------------     ---------------------------------------
                                                                DUE TO                                         DUE TO
                                                ---------------------------------------     ---------------------------------------
                                                                     AVERAGE                                      AVERAGE
                                                                      RATE/                                        RATE/
                                                VOLUME      RATE      VOLUME      TOTAL     VOLUME      RATE       VOLUME     TOTAL
                                                ------     ------    -------     ------     ------     -------    -------     -----
                                                                                 (IN THOUSANDS)
Interest and dividend income:
  Investments, including overnight
     investments .....................          $ (828)    $  736     $ (195)    $ (287)    $  162     $  (328)    $   87     $ (79)
  Mortgage-backed securities .........            (257)        78        (18)      (197)      (586)        (86)        28      (644)
  Loans ..............................           3,731        714        116      4,561      2,001      (1,418)      (126)      457
                                                ------     ------     ------     ------     ------     -------     ------     -----
     Total interest and dividend
        income .......................           2,646      1,528        (97)     4,077      1,577      (1,832)       (11)     (266)

Interest expense:
  Deposits:
   N.O.W .............................              19         (5)        (1)        13          8         (60)        (2)      (54)
   Savings ...........................             224        537         35        796        190        (255)       (14)      (79)
   Time ..............................             213        228          6        447        393        (577)       (28)     (212)
  Borrowings .........................              70         (8)        (1)        61         90          (1)        (1)       88
                                                ------     ------     ------     ------     ------     -------     ------     -----
      Total interest expense .........             526        752         39      1,317        681        (893)       (45)     (257)
                                                ------     ------     ------     ------     ------     -------     ------     -----

Net interest income ..................          $2,120     $  776     $ (136)    $2,760        896     $  (939)    $   34     $  (9)
                                                ======     ======     ======     ======     ======     =======     ======     =====

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

         Specific reportable segment information as of and for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                          YEAR ENDED DECEMBER 31, 2000

                                                       CORPORATE     PERSONAL                                         WARREN BANCORP
                                                        BANKING       BANKING      OTHER           ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Interest income - external                             $  21,362    $  11,412    $     290                             $  33,064

Interest income - internal                                  --          9,800          111         $  (9,911)                --

Interest expense - external                                2,221       10,805           94                                13,120

Interest expense - internal                                9,800         --            111            (9,911)                --

Fee and other income                                         326          904          797                                 2,027

Income tax expense (benefit)                               2,929        1,655       (1,216)                                3,368

Net income (loss)                                          4,435        2,985         (687)                                6,733

Total assets                                             262,500      167,500        8,100                               438,100

Total loans                                              235,000      113,300         --                                 348,300

Total deposits                                            67,400      317,500        2,100                               387,000

                          YEAR ENDED DECEMBER 31, 1999

                                                       CORPORATE     PERSONAL                                         WARREN BANCORP
                                                        BANKING       BANKING      OTHER           ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------
Interest income - external                             $  19,076    $   9,682    $     229                             $  28,987

Interest income - internal                                  --          8,963           45         $  (9,008)                --

Interest expense - external                                1,338       10,367           98                                11,803

Interest expense - internal                                8,963         --             45            (9,008)                --

Fee and other income                                         168          807          322                                 1,297

Income tax expense
  (benefit)                                                2,973        1,233       (1,379)                                2,827

Net income (loss)                                          4,459        2,512       (1,507)                                5,464

Total assets                                             237,600      156,600        8,000                               402,200

Total loans                                              216,200       74,800         --                                 291,000

Total deposits                                            39,700      313,700        2,100                               355,500

                          YEAR ENDED DECEMBER 31, 1998


                                                       CORPORATE     PERSONAL                                         WARREN BANCORP
                                                        BANKING       BANKING      OTHER           ELIMINATIONS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

GENERAL

         The Corporation recorded a profit for the 2000 period of $6.7 million compared to a profit for the 1999 period of $5.5 million.

         Net interest income for the 2000 period was $19.9 million and $17.2 million for the 1999 period. The weighted average interest-rate spread for the 2000 period was 4.74% compared to 4.35% for the 1999 period. The net yield on average earning assets was 4.96% for the 2000 period and 4.57% for the 1999 period. The return on average assets and the return on average stockholders' equity were 1.61% and 18.81%, respectively, for the 2000 period compared to 1.39% and 15.26%, respectively, for the 1999 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $33.1 million for the 2000 period from $29.0 million for the 1999 period. Interest on loans increased to $27.5 million for the 2000 period from $22.9 million for the 1999 period due to average loans outstanding increasing in the 2000 period as well as an increase in the average loan yield to 8.63% for the 2000 period compared to 8.37% for the 1999 period. Interest and dividends on investments was $4.7 million for the 2000 period compared to $5.0 million for the 1999 period. This is attributable to a decrease in the average amount of investments held offset by an increase in the average yield on investments to 6.46% for the 2000 period from 5.64% for the 1999 period. Mortgage-backed securities income decreased to $930,000 in the 2000 period from $1.1 million in the 1999 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns offset by an increase in the average yield from 7.27% for the 2000 period compared to 6.80% in the 1999 period.

INTEREST EXPENSE

         Interest on deposits increased to $12.7 million for the 2000 period from $11.5 million for the 1999 period. This increase was related to an increase in the average cost of total deposits to 3.45% for the 2000 period from 3.31% for the 1999 period and an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $376,000 in the 2000 period from $315,000 for the 1999 period. This increase is primarily related to an increase in borrowed funds partially offset by the average cost of borrowings decreasing to 3.55% for the 2000 period from 3.64% for the 1999 period.

NON-INTEREST INCOME

         Total non-interest income for the 2000 period was $2.0 million compared to $1.3 million for the 1999 period. The gain from the sale of mortgage loans was $214,000 in the 2000 period compared to $232,000 in the 1999 period. The gain from the sale of investment securities was $208,000 for the 2000 period compared to $17,000 in the 1999 period. The gain on sale of securities in the 2000 period was due to a call of a preferred stock. The other gain included in the 2000 period is a gain on sale of fixed assets of $376,000 from the sale of the land and building that was the former location of the Bank's South Peabody branch office (see Note 11 "Related-Party Transaction" in the notes to consolidated financial statements.)

NON-INTEREST EXPENSE

         Total non-interest expense was $11.4 million in the 2000 period compared to $10.1 million in the 1999 period. The 1999 period included expenses incurred in the formation of a real estate investment trust ("REIT") subsidiary for $196,000. Salaries and employee benefits were $7.1 million in the 2000 period and $6.6 million for the 1999 period. Salaries and benefits increased due to salaries and benefits increases for existing staff and increases in staff. Occupancy and equipment increased in the 2000 period to $1.2 million in the 2000 period from $1.1 million in the 1999 period due to expenses associated with the new location of the South Peabody branch. Marketing costs increased with additional emphasis being given to the Corporation's marketing and sales efforts.

INCOME TAX EXPENSE

         Income tax expense for the 2000 period was $3.4 million, or 33.3% of income before income taxes, compared to $2.8 million, or 34.1% of income before income taxes, for the 1999 period. The 2000 period reflects a full year of operation of Warren Real Estate Investment Corporation, a REIT subsidiary.


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

NON-INTEREST EXPENSE

         Total non-interest expense was $10.1 million in the 1999 and 1998 periods. Salaries and employee benefits were $6.6 million in the 1999 period and $6.0 million for the 1998 period. Included in salaries and employee benefits are incremental expenses associated with the expansion of the mortgage origination business. Real estate operations income was $510,000 in 1999 compared to an expense of $65,000 in the 1998 period. This can be attributed mainly to a gain on the sale of a parcel of real estate acquired by foreclosure in the amount of $439,000. Expenses were also incurred to complete the formation of Warren Real Estate Investment Corporation ("WREIC"), a wholly owned subsidiary of the Bank.

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

         THE BANK. The Bank, a wholly owned subsidiary of the Corporation, is a Massachusetts-chartered savings bank incorporated in 1854. The Bank conducts its business from four banking offices in Peabody and two banking offices in Beverly and over the internet.

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

MARKET AREA

         The Corporation's primary business and market area are the same as the Bank's business and market area. The Bank's primary market area is centered in Peabody (where its main office is located) and Beverly, Massachusetts, both approximately 18 miles north of Boston, and includes the other cities and towns of Essex County, Massachusetts. However, the Bank will make loans and provide services to customers throughout eastern Massachusetts and parts of southern New Hampshire. The population of Essex County increased to 704,000 in 1999 from 695,000 in 1998, and median family income in 1998 was $65,200. In addition, the unemployment rate in December 2000 in the Boston labor market was 2.1% compared to 2.6% in Massachusetts and 4.0% in the

United States. This compares to 2.5%, 2.6% and 4.1% in December 1999 for the Boston labor market, Massachusetts and the United States, respectively.

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

         In attracting deposits, the Bank's primary competitors are thrift institutions, commercial banks, money market funds, credit unions and the capital markets. Competition for deposits comes not only from local institutions, but from those located in the Boston metropolitan market, through branching networks, proximity to the work place and the general reach of the mass media (particularly newspapers) and nationally with competition created by the internet. The Bank competes for deposits primarily on the basis of interest rate paid, scope of services provided, convenience and quality of customer service. In order to appeal to customers and attract depositors, the Bank plans to continue to offer a wide range of high quality customer services, professional staff, and convenient offices and hours, in addition to paying competitive rates on deposits.

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

         THE FINANCIAL SERVICES MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Gramm-Leach-Bliley Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company, such as the Corporation, to engage directly or indirectly in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

         FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC insures the Bank's deposit accounts up to a maximum of $100,000 per separately insured account; therefore, the Bank is subject to regulation, supervision and reporting requirements of the FDIC. The FDIC has adopted a regulation that defines and sets the minimum requirements for capital adequacy. Under this regulation, insured state banks, such as the Bank, are required to maintain a "leverage" ratio of total capital to total assets and a risk-based capital-to-assets ratio that are substantially the same as the Federal Reserve guidelines noted above. A summary of these guidelines and the Bank's capital requirements and capital position is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Capital Adequacy."

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

         At December 31, 2000, the Bank had 155 employees, 38 of whom were part-time. None of the employees of the Bank are represented by a collective bargaining group, and management considers its relations and communications with employees to be satisfactory.

BANK SUBSIDIARIES AND OTHER ACTIVITIES

         The Bank has six wholly owned subsidiaries. Those with significant activity include:

         Northbank Realty, Inc., a Massachusetts corporation incorporated in 1976, owned the Bank's South Peabody branch office and land, which it sold in 2000 (see Note 11 "Related-Party Transaction" in the notes to consolidated financial statements.)

         Warren Securities Corporation II, a Massachusetts corporation incorporated in 1997, owns investment securities that it receives as equity contributions from the Bank.

         Warren Real Estate Investment Corporation, a Massachusetts corporation incorporated in 1999, owns real estate loans that it receives as equity contributions from the Bank.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         Information pertaining to directors and executive officers is set forth under "Election of a Class of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 2, 2001 and is incorporated herein by reference.

EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is set forth under "Executive Compensation" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 2, 2001 and is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of management and beneficial owners of more than five percent of the Corporation's common stock is set forth under "Beneficial Ownership of Common Stock" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 2, 2001 and is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 2, 2001 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                                             PAGES
                                                                                                             -----
Report of Independent Public Accountants.............................................................          31

Consolidated Balance Sheets at December 31, 2000 and December 31, 1999...............................          32

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998...................................................................          33

Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998...................................................................          34

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998...................................................................          35

Notes to Consolidated Financial Statements...........................................................       36-68

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Warren Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Warren Bancorp, Inc. and subsidiaries (collectively, the Corporation) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                              ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 17, 2001

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,       DECEMBER 31,
                                                                                                   2000               1999
                                                                                              --------------     --------------
ASSETS
Cash and due from banks (non-interest bearing)  (note 12)                                     $       13,669     $        9,251
Money market funds and overnight investments                                                              74             12,205
                                                                                              --------------     --------------
   Cash and cash equivalents                                                                          13,743             21,456
Investment and mortgage-backed securities available for sale  (amortized cost of
   $58,776 at December 31, 2000,  and $75,367 at December 31, 1999) (notes 2 and 7)                   58,696             75,363
Other investments (fair value of $7,284 at December 31, 2000 and $7,034 at
     December 31, 1999) (note 2)                                                                       7,044              6,794
Loans held for sale (note 3)                                                                           5,180              1,816
Loans  (notes 3 and 12)                                                                              348,332            291,014
Allowance for loan losses  (note 3)                                                                   (4,781)            (4,271)
                                                                                              --------------     --------------
   Net loans                                                                                         343,551            286,743
Banking premises and equipment, net  (note 4)                                                          5,056              5,051
Accrued interest receivable                                                                            2,573              2,613
Other assets  (note 8)                                                                                 2,279              2,411
                                                                                              --------------     --------------
   Total assets                                                                               $      438,122     $      402,247
                                                                                              ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits  (note 6)                                                                         $      387,047     $      355,534
   Borrowed funds  (note 7)                                                                            8,654              7,510
   Escrow deposits of borrowers                                                                        1,329              1,132
   Accrued interest payable                                                                              550                512
   Accrued expenses and other liabilities  (note 8)                                                    2,860              1,915
                                                                                              --------------     --------------
     Total liabilities                                                                               400,440            366,603
                                                                                              --------------     --------------

Commitments and contingencies  (notes 4 and 12)

Stockholders' equity (notes 9 and 10):
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
       Issued and outstanding - none                                                                    --                 --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
       Issued - 8,094,414 shares at December 31, 2000 and December 31, 1999
       Outstanding - 7,337,611 shares at December 31, 2000, 7,333,211 shares at
        December 31, 1999                                                                                809                809
   Additional paid-in capital                                                                         35,715             35,841
   Retained earnings                                                                                   7,462              5,305
   Treasury stock, at cost, 756,803 shares at December 31, 2000, 761,203 shares at
        December 31, 1999                                                                             (6,244)            (6,304)
                                                                                              --------------     --------------
                                                                                                      37,742             35,651
   Unrealized  (loss)  on marketable securities available for sale, net (note 2)                         (60)                (7)
                                                                                              --------------     --------------

      Total stockholders' equity                                                                      37,682             35,644
                                                                                              --------------     --------------

      Total liabilities and stockholders' equity                                              $      438,122     $      402,247
                                                                                              ==============     ==============


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                                    YEAR ENDED DECEMBER  31,
                                                               ---------------------------------
                                                                 2000        1999         1998
                                                               --------    --------     --------
Interest and dividend income:
   Interest on loans                                           $ 27,452    $ 22,891     $ 22,434
   Interest and dividends on investments                          4,682       4,969        5,048
   Interest on mortgage-backed securities                           930       1,127        1,771
                                                               --------    --------     --------

      Total interest and dividend income                         33,064      28,987       29,253
                                                               --------    --------     --------

Interest expense:
   Interest on deposits                                          12,744      11,488       11,833
   Interest on borrowed funds                                       376         315          227
                                                               --------    --------     --------

      Total interest expense                                     13,120      11,803       12,060
                                                               --------    --------     --------

      Net interest income                                        19,944      17,184       17,193
Provision for (recovery of) loan losses  (note 3)                   456         120          (91)
                                                               --------    --------     --------
      Net interest income after provision for (recovery of)
         loan losses                                             19,488      17,064       17,284
                                                               --------    --------     --------

Non-interest income:
   Customer service fees                                          1,223         964          899
   Gains on sales of investment securities, net  (note 2)           208          17          188
   Gain on sale of fixed assets (note 11)                           376        --           --
   Gains on sales of mortgage loans                                 214         232          343
   Other                                                              6          84           13
                                                               --------    --------     --------

      Total non-interest income                                   2,027       1,297        1,443
                                                               --------    --------     --------

      Income before non-interest expense and income taxes        21,515      18,361       18,727
                                                               --------    --------     --------

Non-interest expenses:
   Salaries and employee benefits  (note 10)                      7,127       6,580        5,999
   Office occupancy and equipment (note 4)                        1,168       1,054        1,178
   Professional services                                            186         273          219
   Marketing                                                        382         214          287
   Real estate operations expense (income)                         --          (510)          65
   Outside data processing expense (note 4)                         561         480          491
   Other                                                          1,990       1,783        1,860
                                                               --------    --------     --------

      Subtotal                                                   11,414       9,874       10,099

   Expenses for formation of Warren Real Estate Investment
      Corporation                                                  --           196         --
                                                               --------    --------     --------

       Total noninterest expenses                                11,414      10,070       10,099
                                                               --------    --------     --------

       Income before income taxes                                10,101       8,291        8,628
       Income tax expense (note 8)                                3,368       2,827        2,724
                                                               --------    --------     --------

       Net income                                              $  6,733    $  5,464     $  5,904
                                                               ========    ========     ========

      Basic earnings per share  (note 5)                       $   0.92    $   0.74     $   0.75
                                                               ========    ========     ========

      Diluted earnings per share  (note 5)                     $   0.91    $   0.72     $   0.72
                                                               ========    ========     ========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                  UNREALIZED
                                                                                                  GAIN (LOSS)
                                                                        ADDITIONAL               ON SECURITIES
                                             COMPREHENSIVE   COMMON      PAID-IN      RETAINED   AVAILABLE FOR  TREASURY
                                                 INCOME       STOCK      CAPITAL      EARNINGS     SALE, NET      STOCK      TOTAL
                                             -------------  --------    ----------    --------   -------------  ---------  --------
Balance at December 31, 1997                                $    780     $ 34,724     $  4,282     $  1,416     ($ 1,174)  $ 40,028

Comprehensive income:
  Net income                                   $  5,904         --           --          5,904         --           --        5,904
                                               --------
  Other comprehensive income:
Unrealized  loss on securities
    available for sale, net of taxes               (495)
Less: Reclassification adjustment for
    securities gains, net of tax expense
    of $66, included in net income                 (122)
                                               --------
Total other comprehensive income                   (617)        --           --           --           (617)        --         (617)
                                               --------

Comprehensive income                           $  5,287
                                               ========

Purchase of treasury stock (102,523 shares)                     --           --           --           --           (928)      (928)

Dividends paid                                                  --           --         (5,670)        --           --       (5,670)

Tax benefit of stock options exercised                          --            106         --           --           --          106

Issuance of 286,220 common shares
  for exercise of options                                         29          880         --           --            189      1,098
                                                            --------     --------     --------     --------     --------   --------

Balance at December 31, 1998                                     809       35,710        4,516          799       (1,913)    39,921


Comprehensive income:
    Net income                                 $  5,464         --           --          5,464         --           --        5,464
                                               --------
Other comprehensive income:
Unrealized  loss on securities
    available for sale, net of taxes               (806)
Less: Reclassification adjustment for
    securities gains, net of tax expense
    included in net income                            0
                                               --------
Total other comprehensive  income                  (806)        --           --           --           (806)        --         (806)
                                               --------

Comprehensive income                           $  4,658
                                               ========

Purchase of treasury stock (523,400 shares)                     --           --           --           --         (4,634)    (4,634)

Dividends paid                                                  --           --         (4,675)        --           --       (4,675)

Tax benefit of stock options exercised                          --            246         --           --           --          246

Issuance of 29,920 common  shares
    for exercise of options                                     --           (115)        --           --            243        128
                                                             --------     --------     --------     --------     --------   --------

Balance at December 31, 1999                                     809       35,841        5,305           (7)      (6,304)    35,644

Comprehensive income:
Net income                                     $  6,733         --           --          6,733         --           --        6,733
                                               --------
Other comprehensive income:
Unrealized  gain on securities
      available for sale, net of taxes               82
Less: Reclassification adjustment for
      securities gains, net of tax
      expense of $73, included in
      net income                                   (135)
                                               --------
Total other comprehensive  income                   (53)        --           --           --            (53)        --          (53)
                                               --------

Comprehensive income                           $  6,680
                                               ========

Purchase of treasury stock (25,000 shares)                      --           --           --           --           (183)      (183)

Dividends paid                                                  --           --         (4,576)        --           --       (4,576)

Tax benefit of stock options exercised                          --              2         --           --           --            2

Issuance of 29,400 common  shares
  for exercise of options                                       --           (128)        --           --            243        115
                                                            --------      --------     --------     --------     --------   --------

Balance at December 31, 2000                                $    809     $ 35,715     $  7,462     ($    60)    ($ 6,244)  $ 37,682
                                                            ========     ========     ========     ========     ========   ========


           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                2000         1999         1998
                                                                              --------     --------     --------
   Net income                                                                 $  6,733     $  5,464     $  5,904

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for (recovery of) loan losses                                       456          120          (91)
     Depreciation and amortization                                                 511          488          594
     Deferred income taxes (benefit)                                               373          229         (291)
     (Accretion) amortization of premiums, fees and discounts                      (12)         604          680
     (Gains) on sale of investment securities                                     (208)         (17)        (188)
     (Gains) on sales of mortgage loans                                           (214)        (232)        (343)
     (Gains) on sales of fixed assets                                             (376)        --           --
     (Gains) on sale of real estate acquired by foreclosure                       --           (514)         (18)
     (Increase) decrease in loans held for sale                                 (3,364)        (624)        (161)
     (Increase) decrease in accrued interest receivable                             40          190          (13)
     (Increase) decrease in other assets                                          (218)          83          560
     Increase (decrease) in accrued interest payable                                38          (77)        (223)
     Increase (decrease) in other liabilities and escrow deposits                1,144        1,424          (65)
     Proceeds from sales of fixed assets                                           669         --           --
                                                                              --------     --------     --------
         Net cash provided by operating activities                               5,572        7,138        6,345
                                                                              --------     --------     --------
Cash flows from investing activities:
   Purchase of investment securities available for sale                        (22,925)     (18,100)     (52,957)
   Proceeds from sales of investment securities available for sale               2,204           17        2,796
   Proceeds from maturities of investment securities available for sale         34,848       37,953       37,127
   Proceeds from payments of mortgage-backed securities available for sale       2,434        5,982        9,732
   Proceeds from sales of real estate acquired by foreclosure                     --            163          735
   Net (increase) in loans                                                     (57,050)     (22,378)     (25,432)
   Purchases of premises and equipment                                            (809)        (535)        (813)
                                                                              --------     --------     --------
      Net cash provided by (used in) investing activities                      (41,298)       3,102      (28,812)
                                                                              --------     --------     --------

Cash flows from financing activities:
   Net increase in deposits                                                     31,513        8,522       21,719
   Proceeds from Federal Home Loan Bank advances                                  --           --          2,000
   Net increase (decrease) in other borrowed funds                               1,144         (164)       2,808
   Dividends paid                                                               (4,576)      (4,675)      (5,670)
   Purchases of treasury stock                                                    (183)      (4,634)        (928)
   Stock options exercised                                                         115          128        1,098
                                                                              --------     --------     --------

          Net cash provided by (used in) financing activities                   28,013         (823)      21,027
                                                                              --------     --------     --------

   Net increase (decrease) in cash and cash equivalents                         (7,713)       9,417       (1,440)
   Cash and cash equivalents at beginning of year                               21,456       12,039       13,479
                                                                              --------     --------     --------

   Cash and cash equivalents at end of year                                   $ 13,743     $ 21,456     $ 12,039
                                                                              ========     ========     ========

   Cash paid during the year for:
       Interest                                                               $ 13,082     $ 11,880     $ 12,283
       Income taxes                                                           $  2,535     $  2,245     $  2,733

   Supplemental noncash investing and financing activities:

      Foreclosures on real estate                                             $   --       $    101     $    158


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Warren Bancorp, Inc. (the "Corporation") is a bank-holding company that wholly owns Warren Five Cents Savings Bank (the "Bank"). The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly and also operates a website with online banking capabilities. The Bank operates as a community bank with a primary service area centered in the cities of Peabody and Beverly. This service area also encompasses other cities and towns in eastern Massachusetts as well as southern New Hampshire. It is in the business of making individual and commercial loans as well as offering an array of deposit products to customers in its market area.

         The consolidated financial statements include the accounts of the Corporation, the Bank, and the Bank's wholly owned subsidiaries, Warren Real Estate Investment Corporation, Northbank Realty, Inc., Northbank Financial Corporation, Hannah Investments, Inc., Warren Securities Corporation II and Peabody Development Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for 1998 have been reclassified to conform with the 1999 and 2000 presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and income and expense for the periods. Actual results could differ from those estimates.

         Material estimates that are susceptible to change relate to the determination of the allowance for loan losses and the realizability of the deferred tax asset. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties as deemed necessary.

         A substantial portion of the Corporation's loans are secured by real estate in markets primarily in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio is susceptible to changing conditions in these markets.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         Most of the Corporation's business is with customers in Massachusetts and southern New Hampshire. The types of securities in which the Corporation invests is disclosed in Note 2. Note 3 discloses the types of lending in which the Corporation is engaged. The Corporation does not have any significant concentrations in any one industry or customer.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


         The following is a summary of the more significant accounting policies.

CASH AND CASH EQUIVALENTS

         For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and overnight deposits and investments.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


affect the borrowers' ability to pay. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses.

         Management believes that the allowance for loan losses is adequate, and it is assisted by a third-party credit-review consulting firm in making that determination. Loan loss allocations are based on the conditions of each loan, whether performing or nonperforming, including collectibility, collateral adequacy and the general condition of the borrowers, economic conditions, delinquency statistics, market area activity, the risk factors associated with each of the various loan categories and the borrower's adherence to the original terms of the loan.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

RECENT ACCOUNTING DEVELOPMENTS

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recorded currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the statement of income and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and FASB No. 138, An Amendment of Statement 133, is effective for the first fiscal quarter for fiscal years beginning after June 15, 2000.

         As of December 31, 2000, the Corporation had commitments outstanding to fund mortgage loans, which will be sold to third parties subsequent to origination as required under contracts. These commitments to fund mortgage loans and the agreements to subsequently sell such loans to third parties qualify as derivative instruments under SFAS No. 133. However, recognition of these derivative instruments upon the adoption of SFAS No. 133 did not have a material impact on the Corporation's financial position or results of operations.

         FASB has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The Corporation has not yet quantified the remaining provisions effective in 2001; however, the Corporation does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Investment and mortgage-backed securities at December 31, 2000 and 1999 are as follows:

                                                                     GROSS          GROSS
                                                      AMORTIZED    UNREALIZED     UNREALIZED      FAIR
                                                         COST        GAINS          LOSSES        VALUE
                                                      ---------    ----------     ----------     --------
                                                                        (IN THOUSANDS)
2000

AVAILABLE FOR SALE

Fixed income mutual funds ........................    $  28,698    $      252     $      (38)    $ 28,912
FNMA mortgage-backed securities ..................        8,044           289           --          8,333
GNMA mortgage-backed securities ..................        3,508          --              (28)       3,480
U.S. Government and related
 obligations .....................................        7,645            28           --          7,673
Corporate notes ..................................        5,567             2             (4)       5,565
Preferred stock ..................................        5,314          --             (581)       4,733
                                                      ---------    ----------     ----------     --------

                                                         58,776           571           (651)      58,696
                                                      ---------    ----------     ----------     --------

OTHER

Foreign government bonds
 held to maturity ................................        1,250          --             --          1,250
Stock in Federal Home Loan Bank
  of Boston ......................................        4,110          --             --          4,110
Stock in Depositors Insurance Fund
  Liquidity Fund .................................          108          --             --            108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .......................        1,576           240           --          1,816
                                                      ---------    ----------     ----------     --------
                                                          7,044           240           --          7,284
                                                      ---------    ----------     ----------     --------
                                                      $  65,820    $      811     $     (651)    $ 65,980
                                                      =========    ==========     ==========     ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


                                                                      GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                         COST         GAINS          LOSSES          VALUE
                                                      ----------    ----------     ----------     ----------
                                                                          (IN THOUSANDS)
1999

AVAILABLE FOR SALE

Fixed income mutual funds ........................    $   28,706    $       42     $     (253)    $   28,495
FNMA mortgage-backed securities ..................         9,738           228             (1)         9,965
GNMA mortgage-backed securities ..................         4,258          --             (175)         4,083
U.S. Government and related
 obligations .....................................         3,006          --              (10)         2,996
Corporate notes ..................................        22,349          --              (48)        22,301
Preferred stock ..................................         7,310           265            (52)         7,523
                                                      ----------    ----------     ----------     ----------
                                                          75,367           535           (539)        75,363
                                                      ----------    ----------     ----------     ----------

OTHER

Foreign government bonds
 held to maturity ................................         1,000          --             --            1,000
Stock in Federal Home Loan Bank
  of Boston ......................................         4,110          --             --            4,110
Stock in Depositors Insurance Fund
  Liquidity Fund .................................           108          --             --              108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .......................         1,576           240           --            1,816
                                                      ----------    ----------     ----------     ----------
                                                           6,794           240           --            7,034
                                                      ----------    ----------     ----------     ----------
                                                      $   82,161    $      775     $     (539)    $   82,397
                                                      ==========    ==========     ==========     ==========

         There were no sales of mortgage-backed securities in 2000 and 1999 and there were no sales of other types of debt securities in 2000, 1999 and 1998.

         Proceeds from the sales of equity securities were $2,204,000, zero and $2,796,000 in 2000, 1999 and 1998, respectively. Realized gains on sales of equity securities were $208,000, zero, and $188,000 in 2000, 1999 and 1998, respectively. However in 1999, the Corporation received a settlement in the amount of $17,000 for an investment which was sold in 1994.

         There were no realized losses on sales of equity securities in 2000, 1999 or 1998.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


         U.S. Government and related obligations and mortgage-backed securities with an amortized cost and fair value of $10,272,000 and $10,394,000, respectively, at December 31, 2000 were pledged to secure securities sold under agreements to repurchase. These securities were classified as available for sale.

         The following table presents a maturity distribution of the amortized cost and fair value of the debt securities portfolio as of December 31, 2000. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate, mortgage-backed security amortization and prepayments.

                                        AFTER       AFTER
                                         ONE        FIVE
                                         BUT         BUT
                             WITHIN     WITHIN      WITHIN     AFTER
                              ONE        FIVE        TEN        TEN
                              YEAR      YEARS       YEARS      YEARS     TOTAL
                            --------   --------   --------   --------   --------
                                               (IN THOUSANDS)
AVAILABLE FOR SALE

Amortized cost .........    $ 21,384   $  2,769   $    611   $   --     $ 24,764
                            ========   ========   ========   ========   ========

Fair value .............    $ 21,661   $  2,784   $    606   $   --     $ 25,051
                            ========   ========   ========   ========   ========


OTHER (HELD TO MATURITY)

Amortized cost .........    $   --     $    750   $    250   $    250   $  1,250
                            ========   ========   ========   ========   ========

Fair value .............    $   --     $    750   $    250   $    250   $  1,250
                            ========   ========   ========   ========   ========

         The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLBB"), is required to invest in $100 par value stock in the amount of one percent of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever is higher. As and when such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(3) LOANS

     Loans at December 31 are summarized as follows:

                                               2000           1999
                                            ----------     ----------
Residential mortgage:                             (IN THOUSANDS)

    Adjustable-rate ....................    $   85,391     $   48,369
    Fixed-rate .........................         3,126          3,840
                                            ----------     ----------
                                                88,517         52,209
                                            ----------     ----------

Commercial mortgage:
    Adjustable-rate ....................       150,295        145,516
    Fixed-rate .........................        28,371         21,705
    Construction .......................        14,812         19,590
                                            ----------     ----------
                                               193,478        186,811
                                            ----------     ----------

Commercial loans .......................        41,512         29,446
                                            ----------     ----------

Consumer loans:
    Home equity ........................        22,442         20,152
    Other ..............................         2,383          2,396
                                            ----------     ----------
                                                24,825         22,548
                                            ----------     ----------

    Total loans ........................       348,332        291,014

Allowance for loan losses ..............        (4,781)        (4,271)
                                            ----------     ----------
          Net loans ....................    $  343,551     $  286,743
                                            ==========     ==========

         Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                       2000     1999      1998
                                                      ------   ------    ------
                                                           (IN THOUSANDS)
Balance at beginning of year........................  $4,271   $4,023    $4,066
Provision for (recovery of) loan losses charged
 (credited) to expense..............................     456      120       (91)
Loans charged off...................................     (22)     (60)      (98)
Loan recoveries.....................................      76      188       146
                                                      ------   ------    ------
Balance at end of year..............................  $4,781   $4,271    $4,023
                                                      ======   ======    ======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(3) LOANS - (CONTINUED)


         The allowance for loan losses at December 31, 2000 attributable to $991,000 of impaired loans, all of which is measured using the fair value of collateral method, is $56,000. The allowance for loan losses at December 31, 1999 attributable to $914,000 of impaired loans, all of which is measured using the fair value of collateral method, was $112,000.

         At December 31, 2000 the Corporation had net deferred origination costs of $514,000, reflected as an addition to the appropriate loan categories, and at December 31, 1999 had $118,000 net deferred origination costs, reflected as an addition to the appropriate loan categories.

         At December 31, 2000, 1999 and 1998 the Corporation serviced residential loans for investors of approximately $3,770,000, $3,737,000 and $3,580,000, respectively, which are not reflected in the accompanying consolidated financial statements because they are not assets of the Corporation. At December 31, 2000 no formal recourse provisions exist in connection with such servicing. At December 31, 2000 and 1999, the Corporation did not have servicing assets.

         Nonaccruing loans amounted to zero, $914,000 and $475,000 at December 31, 2000, 1999 and 1998, respectively. Interest income of approximately $47,000 and $48,000 would have been recorded in 1999 and 1998, respectively, on these nonaccrual loans if these loans had been on a current basis in accordance with their original terms. Interest income actually recorded on these nonaccrual loans amounted to $26,000 and $22,000 in 1999 and 1998, respectively.

         There were no additional loans considered impaired and performing at December 31, 1999. At December 31, 2000, there were $991,000 of loans considered impaired and performing. The Corporation would have recorded no additional interest income had these loans performed under their original terms. Interest income on these loans amounted to $112,000 in 2000.

         During 2000 and 1999, the average recorded investment in impaired loans was $887,000 and $1,174,000, respectively.

         Gains on sales of mortgage loans of $214,000 and $232,000 were realized during the 2000 and 1999 periods, respectively, from the sale of $19.0 million and $23.1 million of residential mortgage loans.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(3) LOANS - (CONTINUED)

         In the ordinary course of business, the Bank has made loans to executive officers and directors of the Corporation and its subsidiaries and to affiliates of the executive officers and directors at substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 2000 was $8,850,000. In addition to this balance, the Bank has commitments to extend an additional $828,000. Activity in these loans during the year ended December 31, 2000 included loan additions of $400,000 and loan repayments of $486,000 and two directors retired with outstanding balances as of December 31, 1999 of $245,000. The balance of these loans at December 31, 1999 was $9,181,000.

(4) BANKING PREMISES AND EQUIPMENT

         Banking premises and equipment at December 31 are as follows:

                                                ESTIMATED
                                               USEFUL LIVES    2000      1999
                                               ------------   -------   -------
                                                                (IN THOUSANDS)
Land.........................................                   $ 969   $ 1,186
Buildings....................................   3-40 Years      4,681     4,836
Furniture, fixtures and equipment............   3-30 Years      4,490     4,112
Leasehold improvements.......................   5-20 Years      1,552     1,261
                                                              -------   -------
                                                               11,692    11,395
Accumulated depreciation and amortization....                  (6,636)   (6,344)
                                                              -------   -------
                                                              $ 5,056   $ 5,051
                                                              =======   =======

         Depreciation and amortization expense related to the Corporation's premises and equipment were $511,000, $488,000, and $594,000 in 2000, 1999 and
1998, respectively.

         At December 31, 2000, the Bank is obligated under noncancelable operating leases for premises and outside data processing for minimum payments in future periods as follows:

YEAR ENDED DECEMBER 31,                                         MINIMUM PAYMENTS
                                                                 (IN THOUSANDS)
         2001........................................               $  652
         2002........................................                  659
         2003........................................                  572
         2004........................................                  196
         2005........................................                  162
         Thereafter..................................                  380
                                                                    ------
                                                                    $2,621
                                                                    ======

         Rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $200,000, $125,000 and $137,000, respectively. Outside data processing expense for the years ended December 31, 2000, 1999 and 1998 amounted to $561,000, $480,000 and $491,000, respectively. In September 2000, the Corporation sold a parcel of land and building, which was the former location of the Bank's South Peabody branch office (see Note 11 "Related-Party Transaction" below).

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(5) EARNINGS PER SHARE


         The Corporation follows the provisions of SFAS No. 128, Earnings Per Share. The components of basic and diluted EPS for the years ended 2000, 1999 and 1998 are as follows:

                                               NET INCOME              WEIGHTED AVERAGE SHARES        NET INCOME PER SHARE
                                        2000      1999      1998      2000      1999      1998      2000      1999      1998
                                       --------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Basic EPS .........................    $6,733    $5,464    $5,904     7,323     7,419     7,823    $ 0.92    $ 0.74    $ 0.75
Effect of dilutive
   stock options ..................      --        --        --         108       195       329      0.01      0.02      0.03
                                       ------    ------    ------    ------    ------    ------    ------    ------    ------
Diluted EPS .......................    $6,733    $5,464    $5,904     7,431     7,614     8,152    $ 0.91    $ 0.72    $ 0.72
                                       ======    ======    ======    ======    ======    ======    ======    ======    ======

(6) DEPOSITS

Deposits at December 31 are summarized as follows:

                                                              2000        1999
                                                            --------    --------
                                                               (IN THOUSANDS)
         Non-interest bearing ..........................    $ 26,641    $ 19,019
                                                            --------    --------

         Savings deposits:
             Regular savings and club accounts .........      98,276      99,909
             NOW accounts ..............................      47,491      36,784
             Cash Manager and Passbook Plus accounts ...      57,385      37,235
                                                            --------    --------
                Total savings deposits .................     203,152     173,928
           Time deposits ...............................     157,254     162,587
                                                            --------    --------
                Total deposits .........................    $387,047    $355,534
                                                            ========    ========

 Contractual maturities of time deposits at December 31, 2000 are as follows:

                                                              (IN THOUSANDS)
         Within one year....................................    $ 101,952
         From one to two years..............................       55,194
         From two to five years.............................          108
         After five years...................................            0
                                                                ---------
                                                                $ 157,254
                                                                =========

         The aggregate amount of individual time deposits with a minimum denomination of $100,000 or more was $28,766,000 and $28,286,000 at December 31, 2000 and 1999, respectively. Interest expense related to such deposits was approximately $1,572,000 in 2000, $1,392,000 in 1999 and $1,166,000 in 1998.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(7) BORROWED FUNDS


          Borrowed funds at December 31 are summarized as follows:

                                                 2000               1999
                                           -----------------  -----------------
                                                    WEIGHTED           WEIGHTED
                                                    AVERAGE            AVERAGE
                                           AMOUNT    RATE     AMOUNT    RATE
                                           ------   --------  ------   --------
                                               (DOLLARS IN THOUSANDS)
Securities sold under agreements
   to repurchase maturing in January,
   2001 and January, 2000, at December
   31, 2000 and 1999, respectively ....    $5,983    3.00%    $4,839    3.00%

Advances from the Federal Home Loan
   Bank, 3.07% to 6.03% at December 31,
   2000 and 1999 maturing through 2011      2,671    5.96      2,671    5.96
                                           ------             ------

       Total borrowed funds ...........    $8,654    3.91%    $7,510    4.05%
                                           ======             ======

         The following table sets forth information for securities sold under agreement to repurchase for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                          2000       1999       1998
                                         ------     ------     ------
Highest month end balance ...........    $8,768     $5,567     $5,003
Average balance outstanding
   during the year ..................     6,965      4,972      3,405
Average interest rate during the year      3.00%      3.00%      3.00%

         A summary of Federal Home Loan Bank of Boston advances at December 31, 2000, by year of maturity, follows (in thousands):

         MATURITY IN:                                             AMOUNT
              2001                                                $   14
              2003                                                    19
              2005                                                 2,000
              2009                                                   450
              2011                                                   188
                                                                  ------
                                                                  $2,671
                                                                  ======

         In addition to the Federal Home Loan Bank of Boston advances above, the Corporation has an overnight line of credit with the Federal Home Loan Bank of Boston in the amount of $15 million, zero of which was used at December 31, 2000.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(8) INCOME TAXES


         The components of income tax expense for the years ended December 31 were as follows:

                                                                                   2000              1999             1998
                                                                                  ------            ------           ------
                                                                                                (IN THOUSANDS)
Current:
    Federal............................................................           $2,754            $2,349           $2,584
    State..............................................................              241               249              431
                                                                                  ------            ------           ------
                                                                                   2,995             2,598            3,015
                                                                                  ------            ------           ------

Deferred (prepaid):
    Federal............................................................              318               167             (215)
    State..............................................................               58                69              (66)
    (Decrease) in beginning-of-the-year balance
        of valuation allowance for deferred tax assets.................               (3)               (7)             (10)
                                                                                  ------            ------           ------
                                                                                     373               229             (291)
                                                                                  ------            ------           ------
                                                                                  $3,368            $2,827           $2,724
                                                                                  ======            ======           ======

         A reconciliation of income tax expense attributable to operations with Federal income taxes at the statutory rate of 34% for the years ended December 31, 2000, 1999 and 1998 follows:

                                                                                   2000              1999             1998
                                                                                  ------            ------           ------
                                                                                                (IN THOUSANDS)
Computed "expected" tax expense at
   statutory rate......................................................           $3,434            $2,819           $2,933
Items affecting income tax expense:
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense...............................................               (3)               (7)             (10)
    Dividends received deduction.......................................             (107)             (107)            (116)
    State income taxes, net of Federal income
     tax benefit, before change in valuation
     allowance.........................................................              195               204              241
    Interest on municipal bonds........................................              (45)                -                -
    Other..............................................................             (106)              (82)            (124)
   Tax audit settlement................................................                -                 -             (200)
                                                                                  ------            ------           ------
        Income tax expense.............................................           $3,368            $2,827           $2,724
                                                                                  ======            ======           ======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(8) INCOME TAXES - (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                 2000     1999
                                                                ------   ------
                                                                 (IN THOUSANDS)
Deferred tax assets:
   Allowance for loan losses ...............................    $1,906   $1,874
   Valuation adjustments on securities .....................       354      365
   Deferred compensation ...................................       132      147
   Cash versus accrual adjustments .........................       187      158
   Depreciation of banking premises and equipment ..........       235      261
   Unrealized losses on debt and equity securities
       available for sale ..................................        21     --
   Other ...................................................        29       91
                                                                ------   ------

      Total gross deferred tax assets ......................     2,864    2,896

         Less valuation allowance ..........................       (42)     (45)
                                                                ------   ------

          Net deferred tax assets ..........................     2,822    2,851
                                                                ------   ------
Deferred tax liabilities:
   Deferred loan costs .....................................       185       16
   Purchase accounting adjustments .........................       639      650
   Accounting for partnership interests ....................       509      509
   Deferred transfer of taxable dividends ..................       194       40
   Unrealized gains on debt and equity securities
      available for sale ...................................      --          3
    Other ..................................................        33       28
                                                                ------   ------
          Total gross deferred tax liabilities .............     1,560    1,246
                                                                ------   ------
          Net deferred tax asset ...........................    $1,262   $1,605
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have a 4.00% Tier I risk-based capital ratio and an 8.00% total risk-based capital ratio. At December 31, 2000, neither the FRB nor the FDIC permitted an unrealized gain or loss on marketable securities available for sale (except net unrealized losses on marketable equity securities) to be used in their calculations of regulatory capital.

         As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(9) STOCKHOLDERS' EQUITY - (CONTINUED)


         The Corporation's and the Bank's actual regulatory capital amounts (for purposes of computing the ratios) and ratios at December 31, 2000 and 1999 are presented in the following table (dollars in thousands):

                                                                                                          TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                                FOR CAPITAL            PROMPT CORRECTIVE
                                                           ACTUAL                 ADEQUACY             ACTION PROVISIONS
                                                    --------------------   --------------------      ----------------------
                                                    REGULATORY   CAPITAL   REGULATORY   CAPITAL      REGULATORY     CAPITAL
                                                      CAPITAL     RATIO     CAPITAL      RATIO         CAPITAL       RATIO
                                                    ----------   -------   ----------   -------      ----------     -------
2000
WARREN BANCORP, INC.

      Leverage capital                                $37,503      8.68%     $12,966      3.0%           N/A           N/A
      Tier I risk-based capital                        37,503     10.19%      14,716      4.0%           N/A           N/A
      Total risk-based capital                         42,104     11.44%      29,432      8.0%           N/A           N/A

WARREN FIVE CENTS SAVINGS BANK
      Leverage capital                                 36,102      8.35%      12,966      3.0%        $ 21,611         5.0%
      Tier I risk-based capital                        36,102      9.81%      14,726      4.0%          22,089         6.0%
      Total risk-based capital                         40,706     11.06%      29,453      8.0%          36,816        10.0%

1999
WARREN BANCORP, INC.

      Leverage capital                                $35,651      8.94%     $11,960      3.0%           N/A           N/A
      Tier I risk-based capital                        35,651     10.54%      13,533      4.0%           N/A           N/A
      Total risk-based capital                         39,922     11.80%      27,066      8.0%           N/A           N/A

WARREN FIVE CENTS SAVINGS BANK
      Leverage capital                                 34,220      8.58%      11,960      3.0%        $ 19,934         5.0%
      Tier I risk-based capital                        34,220     10.03%      13,643      4.0%          20,464         6.0%
      Total risk-based capital                         38,483     11.28%      27,285      8.0%          34,107        10.0%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

RETAINED EARNINGS

         At the time of the Bank's conversion from mutual to stock form of ownership in 1986, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the Conversion. Liquidation subaccounts totaling $12,340,000 were established for each such eligible account holder equal to such holder's proportionate share of total qualifying deposits on February 28, 1986. After the acquisition of Beverly Savings Bank ("Beverly"), the Bank established a separate liquidation account for the benefit of eligible account holders of Beverly who continue to maintain their account after Beverly's conversion from mutual to stock form of ownership and the subsequent Beverly acquisition, and subaccounts for each such holder based on such holder's proportionate share of Beverly's total qualifying assets on April 30, 1986. The balance in the two liquidation accounts at December 31, 2000, the latest measurement date, was $1,306,000 (unaudited). Both liquidation accounts will be reduced to the extent that eligible account holders have

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(9) STOCKHOLDERS' EQUITY - (CONTINUED)

reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in his liquidation subaccount. In the event of a complete liquidation of the Bank, and in only such event, each eligible account holder will be entitled to receive a distribution from the liquidation accounts equal to the current adjusted qualifying balance of his or her subaccount, to the extent of the Bank's assets remaining after payment of all prior claims.

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

         The Corporation's contributions to the plan charged to operations were as follows (in thousands):

                                                       2000     1999     1998
                                                       ----     ----     ----
         Employer contribution..................       $142     $128     $138
         Employer match.........................         60       59       46
         Profit sharing distribution............        313       55       --
                                                       ----     ----     ----
                                                       $515     $242     $184
                                                       ====     ====     ====

         One of the investment alternatives for the plan's participants is Warren Bancorp, Inc. common stock. In that regard, the Corporation reserved 270,000 shares of authorized but unissued shares for issuance thereunder.

TERMINATION OF PENSION PLAN

         As of October 1, 1997, the Bank terminated its defined-benefit, non-contributory pension plan administered by the Savings Bank Employees Retirement Association ("SBERA") . To terminate the plan, SBERA made distributions to participants computed using interest-rate and actuarial assumptions prescribed by the Pension Benefit Guarantee Corporation. Net proceeds to the Corporation after distributions to participants were $2,547,000. The Corporation set aside 25% of these proceeds, or $637,000, into the 401(k) plan for the benefit of current employees to be distributed into employees' individual 401(k) accounts in January of 1998, 1999 and 2000 (for the years 1997, 1998 and 1999, respectively) as a special profit-sharing distribution.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(10) EMPLOYEE BENEFITS - (CONTINUED)


SUPPLEMENTAL RETIREMENT ARRANGEMENT

         Effective July 1, 1995, the Bank established a supplemental retirement benefit arrangement for the former Chief Executive Officer, who currently serves as a director of the Corporation and had entered into a consulting agreement with the Corporation. The expense to maintain that arrangement amounted to $61,000 in 2000, $121,000 in 1999, and $176,000 in 1998. The cost of this arrangement was being expensed over the term of the consulting agreement, which ended in May 2000. Included in the accompanying balance sheets are accrued expenses payable of $156,000, and $199,000 at December 31, 2000 and 1999, respectively. The arrangement is being partially funded by a life insurance policy.

DIRECTORS' DEFERRED COMPENSATION PLAN

         The Corporation has established an unfunded deferred compensation plan for its directors who are non-employees of the Corporation. Any non-employee director may elect to defer earned fees to future years and earn interest on the unfunded balance which is based on a comparable investment term and rate of interest. This election may be terminated at the written request of the director at any time. The deferred compensation expense attributed to the directors for the years ended December 31, 2000, 1999 and 1998 totaled $35,000, $32,000 and $44,000, respectively, and the accrued expense payable included in the accompanying balance sheets for December 31, 2000 and 1999 were $166,000 and $158,000, respectively.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(10) EMPLOYEE BENEFITS - (CONTINUED)


         Under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                     2000             1999             1998
                                 ----------        ----------       ----------
Net income:
             As reported.....    $6,733,000        $5,464,000       $5,904,000
             Pro-forma.......    $6,509,000        $5,106,000       $5,272,000

Basic earnings per share:
             As reported.....    $     0.92        $     0.74       $     0.75
             Pro-forma.......    $     0.89        $     0.69       $     0.67

Diluted earnings per share:
             As reported.....    $     0.91        $     0.72       $     0.72
             Pro-forma.......    $     0.88        $     0.67       $     0.65

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 6.18%, 4.88% and 2.80%; expected volatility of 46%, 59% and 44%; risk-free interest rates of 6.3%, 5.7% and 5.6%; and expected lives of five years for 2000 and five years for 1999 and six years for 1998. The weighted average grant-date fair value per share of stock options issued in 2000, 1999 and 1998 were $2.11, $3.39 and $5.47, respectively.

         Changes in options outstanding during 2000, 1999 and 1998 were as follows:

                                                                        AVERAGE
                                                                       EXERCISE
                                                    EXERCISE PRICE     PRICE PER
                                       SHARES       RANGE PER SHARE      SHARE
                                      ---------   ------------------   ---------
Outstanding, December 31, 1997......    938,210   $0.50 to $7.875       $ 5.00
     (564,350 shares exercisable)
Granted during 1998.................    202,500   $11.875 to $14.375    $12.81
Exercised during 1998...............   (317,020)  $0.50 to $7.875       $ 3.46
Canceled during 1998................    (35,440)  $4.00 to $12.375      $ 6.48
                                      ---------
Outstanding, December 31, 1998......    788,250   $1.8125 to $14.375    $ 7.50
     (427,670 shares exercisable)
Granted during 1999.................    179,000   $8.000 to $9.000      $ 8.21
Exercised during 1999...............    (29,920)  $3.3125 to $7.875     $ 4.25
Canceled during 1999................    (28,560)  $4.00 to $12.375      $ 9.00
                                      ---------
Outstanding, December 31, 1999......    908,770   $1.8125 to $14.375    $ 7.70
     (558,410 shares exercisable)
Granted during 2000.................    179,500   $7.125                $ 7.13
Exercised during 2000...............    (29,400)  $1.8125 to $6.1875    $ 4.00
Canceled during 2000................    (28,520)  $4.00 to $12.375      $ 8.19
                                      ---------
Outstanding, December 31, 2000......  1,030,350   $1.8125 to $14.375    $ 8.09
     (680,230 shares exercisable)     =========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(10) EMPLOYEE BENEFITS - (CONTINUED)

         A total of 229,400 shares of common stock have been reserved and are available for future grants under the Corporation's various stock option plans.

         The following table summarizes information about the options outstanding at December 31, 2000:

                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 ---------------------------------------    --------------------
                                 WEIGHTED
                                 AVERAGE        WEIGHTED                WEIGHTED
RANGE OF                        REMAINING        AVERAGE                 AVERAGE
EXERCISE                       CONTRACTUAL      EXERCISE                EXERCISE
PRICES              NUMBER         LIFE          PRICE       NUMBER      PRICE
$ 0 - $ 5          185,410      3.25 years       $ 3.91     185,410     $ 3.91
  5 -  10          669,440      5.37               7.40     389,520       7.24
 10 -  15          175,500      4.53              12.86     105,300      12.86
                 ---------                                  -------
Total            1,030,350      4.85               7.70     680,230       7.20
                 =========                                  =======

(11) RELATED-PARTY TRANSACTION

         During the 2000 period, the Corporation sold a parcel of land and building, which was the former location of the Bank's South Peabody branch office, to a director of the Corporation. The cash sales price of $675,000 resulted in a gain of $376,000. The transaction was completed and transfer of title occurred in September 2000. See "Non-Interest Income" under "Results of Operations - 2000 Compared to 1999" and Note 4 "Banking Premises and Equipment" above.

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                                   CONTRACT
                                                                    AMOUNT
                                                              ------------------
                                                                (IN THOUSANDS)
                                                                2000      1999
                                                              --------  --------
Financial Instruments Whose Contract Amounts Represent
 Credit Risk:
   Commitments to originate loans ..........................  $ 37,701  $ 16,573
   Unused lines of credit ..................................    48,417    36,551
   Standby letters of credit ...............................     3,375     1,695
   Unadvanced portions of construction loans ...............    24,710    17,625
   Loans sold with recourse ................................       899       962

Financial Instruments Whose Contract Amounts
 Exceed the Amount of Credit Risk:
   Forward commitments to sell loans .......................  $  6,978  $  3,294

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)

         As a nonmember of the Federal Reserve System, the Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $4.0 million at December 31, 2000.

         There were no material legal claims against the Corporation at December 31, 2000.

(13) WARREN BANCORP, INC. (PARENT COMPANY ONLY)

         The condensed information of Warren Bancorp, Inc. is as follows:

BALANCE SHEETS:                                                 AT DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------  --------
                                                                (IN THOUSANDS)
ASSETS
Cash .......................................................  $  1,443  $  1,475
Investment in subsidiary ...................................    36,281    34,219
                                                              --------  --------
     Total assets ..........................................  $ 37,724  $ 35,694
                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses ........................................  $     42  $     50
                                                              --------  --------
       Total liabilities ...................................        42        50
Stockholders' equity .......................................    37,682    35,644
                                                              --------  --------
       Total liabilities and stockholders' equity ..........  $ 37,724  $ 35,694
                                                              ========  ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(13) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)


STATEMENTS OF OPERATIONS:                              YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       2000     1999     1998
                                                      ------   ------   ------
                                                           (IN THOUSANDS)
Income:
   Dividend income from subsidiary .................  $4,570   $7,066   $3,900
   Interest ........................................      92      105      210
   Management fees .................................      86      111      196
                                                      ------   ------   ------
          Total operating income ...................   4,748    7,282    4,306
Expenses:
    Other expenses .................................     (86)    (111)    (196)
    Income tax expense .............................     (42)     (52)     (81)

Equity in undistributed net income (losses)
     of subsidiary .................................   2,113   (1,655)   1,875
                                                      ------   ------   ------
Net income .........................................  $6,733   $5,464   $5,904
                                                      ======   ======   ======

         The parent-company-only statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three-year period ended December 31, 2000 and therefore are not reprinted here.


STATEMENTS OF CASH FLOWS                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   2000       1999       1998
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)

Cash flows from operating activities:
   Net income .................................................  $  6,733   $  5,464   $  5,904
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed net income (losses) of Bank
         subsidiary ...........................................    (2,113)     1,655     (1,875)
      Decrease in other assets ................................      --         --          101
      (Decrease) in liabilities ...............................        (8)       (62)       (44)
                                                                 --------   --------   --------
         Net cash provided by operating activities ............     4,612      7,057      4,086
                                                                 --------   --------   --------
Cash flows from financing activities:
   Dividends paid .............................................    (4,576)    (4,675)    (5,670)
   Purchase of treasury stock .................................      (183)    (4,634)      (928)
   Stock options exercised ....................................       115        128      1,098
                                                                 --------   --------   --------
          Net cash (used in) financing activities .............    (4,644)    (9,181)    (5,500)
                                                                 --------   --------   --------
(Decrease) in cash and cash equivalents .......................       (32)    (2,124)    (1,414)
Cash and cash equivalents at beginning of year ................     1,475      3,599      5,013
                                                                 --------   --------   --------
Cash and cash equivalents at end of year ......................  $  1,443   $  1,475   $  3,599
                                                                 ========   ========   ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED 2000
                                       -----------------------------------
                                       DECEMBER  SEPTEMBER   JUNE    MARCH
                                          31         30       30      31
                                       --------  ---------  ------  ------
                                    (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income ......    $  8,675  $   8,399  $8,195  $7,795
Interest expense ..................       3,559      3,353   3,135   3,073
                                       --------  ---------  ------  ------
   Net interest income ............       5,116      5,046   5,060   4,722
Provision for loan losses .........         114        114     114     114
                                       --------  ---------  ------  ------
   Net interest income after
     provision for loan losses ....       5,002      4,932   4,946   4,608
Non-interest income (1) ...........         371        991     367     298
Non-interest expense ..............       3,018      2,801   2,857   2,738
                                       --------  ---------  ------  ------
   Income before income taxes .....       2,355      3,122   2,456   2,168
Income tax expense ................         790      1,081     805     692
                                       --------  ---------  ------  ------
          Net income ..............    $  1,565  $   2,041  $1,651  $1,476
                                       ========  =========  ======  ======

Basic earnings per share: .........    $   0.21  $    0.28  $ 0.23  $ 0.20
                                       ========  =========  ======  ======

Diluted earnings per share: .......    $   0.21  $    0.27  $ 0.22  $ 0.20
                                       ========  =========  ======  ======

(1) Includes gain on sale of investment security of $208,000 and gain on sale of fixed assets (see Note 11 "Related-Party Transaction") of $376,000 in the three months ended September 30, 2000.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)- (CONTINUED)


                                              THREE MONTHS ENDED 1999
                                        -----------------------------------
                                        DECEMBER  SEPTEMBER   JUNE    MARCH
                                           31        30        30      31
                                        --------  ---------  ------  ------
                                     (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)
Interest and dividend income .......    $  7,513  $   7,197  $7,168  $7,109
Interest expense ...................       3,026      2,949   2,874   2,954
                                        --------  ---------  ------  ------
   Net interest income .............       4,487      4,248   4,294   4,155
Provision for (recovery of)
   loan losses .....................          51         36      36      (3)
                                        --------  ---------  ------  ------
   Net interest income after
     provision for loan losses .....       4,436      4,212   4,258   4,158
Non-interest income ................         400        301     311     285
Non-interest expense (2) ...........       2,489      2,658   2,521   2,402
                                        --------  ---------  ------  ------
   Income before income taxes ......       2,347      1,855   2,048   2,041
Income tax expense .................         799        593     715     720
                                        --------  ---------  ------  ------
          Net income ...............    $  1,548  $   1,262  $1,333  $1,321
                                        ========  =========  ======  ======

Basic earnings per share: ..........    $   0.21  $    0.17  $ 0.18  $ 0.17
                                        ========  =========  ======  ======

Diluted earnings per share: ........    $   0.21  $    0.17  $ 0.18  $ 0.17
                                        ========  =========  ======  ======

(2) Includes expenses for formation of Warren Real Estate Investment Corporation of $87,000 and $109,000 in the three months ended September 30, 1999 and December 31, 1999, respectively, and gain on sale of real estate acquired by foreclosure of $439,000 in the three months ended December 31, 1999.

      Basic and diluted earnings per share may not aggregate to annual amounts due to changes in average common shares and common-equivalent shares outstanding during the year and rounding.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS


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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(15) FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


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

DEPOSIT LIABILITIES AND ESCROW DEPOSITS OF BORROWERS

         The fair value of deposits with no stated maturity such as savings deposits, non-interest deposits and escrow deposits of borrowers is equal to the book value of these accounts. The fair value of time deposits (including retirement time deposits) is based upon the discounted value of contractual cash flows. The discount rate has been estimated using the rates offered for deposits of a similar remaining maturity as of December 31, 2000 and 1999. Early withdrawal assumptions, based on the Bank's experience, do not materially affect the estimation of fair value.

FEDERAL HOME LOAN BANK ADVANCES

         The fair value of Federal Home Loan Bank advances is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates for advances of a similar remaining maturity as of December 31, 2000 and 1999.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         The fair value of the Corporation's commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Corporation's commitments to sell loans is based on current market prices. At December 31, 2000 and 1999, management has estimated the fair values of these financial instruments to be immaterial.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


         The estimated fair values of the Corporation's financial instruments at December 31 are as follows (in thousands):

                                                     2000                           1999
                                                     ----                           ----
                                               BOOK       ESTIMATED            BOOK       ESTIMATED
                                              VALUE      FAIR VALUE           VALUE      FAIR VALUE
                                              -----      ----------           -----      ----------
Financial assets:
   Cash and due from banks ........        $ 13,669        $ 13,669        $  9,251        $  9,251
   Money market funds and overnight
      investments .................              74              74          12,205          12,205
   Investment securities ..........          58,696          58,696          75,363          75,363
   Loans held for sale ............           5,180           5,219           1,816           1,829
   Loans, net .....................         343,551         342,126         286,743         281,782
   Other investments ..............           7,044           7,284           6,794           7,034

Financial liabilities:
   Non-time deposits ..............         229,793         229,793         192,947         192,947
   Time deposits ..................         157,254         156,880         162,587         161,725
   FHLB borrowings ................           2,671           2,658           2,671           2,564
   Repurchase agreements ..........           5,983           5,983           4,839           4,839

(16) BUSINESS SEGMENTS

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

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting operating segments of a business enterprise. The rules establish standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. SFAS No. 131 has no effect on the Corporation's primary financial statements, but does result in the disclosure of segment information contained herein.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(16) BUSINESS SEGMENTS - (CONTINUED)


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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(16) BUSINESS SEGMENTS - (CONTINUED)


         Specific reportable segment information as of and for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                          YEAR ENDED DECEMBER 31, 2000

                                   CORPORATE       PERSONAL                                       WARREN BANCORP
                                    BANKING         BANKING          OTHER        ELIMINATIONS    CONSOLIDATED
                                    -------         -------          -----        ------------    ------------
Interest income - external         $ 21,362        $ 11,412        $   290                         $  33,064

Interest income - internal               --           9,800            111         $  (9,911)             --

Interest expense - external           2,221          10,805             94                            13,120

Interest expense - internal           9,800              --            111            (9,911)             --

Fee and other income                    326             904            797                             2,027

Income tax expense
  (benefit)                           2,929           1,655         (1,216)                            3,368

Net income (loss)                     4,435           2,985           (687)                            6,733

Total assets                        262,500         167,500          8,100                           438,100

Total loans                         235,000         113,300             --                           348,300

Total deposits                       67,400         317,500          2,100                           387,000

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(16) BUSINESS SEGMENTS - (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999

                                    CORPORATE        PERSONAL                                          WARREN BANCORP
                                      BANKING         BANKING          OTHER        ELIMINATIONS        CONSOLIDATED
                                      -------         -------          -----        ------------        ------------
Interest income - external           $ 19,076        $  9,682        $   229                             $  28,987

Interest income - internal                 --           8,963             45           $  (9,008)               --

Interest expense - external             1,338          10,367             98                                11,803

Interest expense - internal             8,963              --             45              (9,008)               --

Fee and other income                      168             807            322                                 1,297

Income tax expense (benefit)            2,973           1,233         (1,379)                                2,827

Net income (loss)                       4,459           2,512         (1,507)                                5,464

Total assets                          237,600         156,600          8,000                               402,200

Total loans                           216,200          74,800             --                               291,000

Total deposits                         39,700         313,700          2,100                               355,500

                          YEAR ENDED DECEMBER 31, 1998

                                   CORPORATE       PERSONAL                                           WARREN BANCORP
                                     BANKING        BANKING           OTHER        ELIMINATIONS        CONSOLIDATED
                                     -------        -------           -----        ------------        ------------
Interest income - external         $ 18,029        $ 10,756        $    468                             $  29,253

Interest income - internal               --           8,746              12           $  (8,758)               --

Interest expense - external           1,037          10,923             100                                12,060

Interest expense - internal           8,454             761            (457)             (8,758)               --

Fee and other income                    171             763             509                                 1,443

Income tax expense
  (benefit)                           2,569             787            (632)                                2,724

Net income                            3,848           1,939             117                                 5,904

Total assets                        221,900         162,500          12,700                               397,100

Total loans                         200,400          66,100           1,200                               267,700

Total deposits                       37,300         307,700           2,000                               347,000

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1)     Financial Statements. Included in Item 8.

       (a)(2)     Exhibits

       3.(i)(A)   --  Articles of Organization of Warren Bancorp, Inc.(8)

       3.(i)(B)   --  Articles of Merger of Warren Bancorp, Inc.(8)

       3.(i)(C)   --  Certificate of Vote of Directors Establishing a Class of
                      Stock of Warren Bancorp, Inc. classifying and designating
                      the Series B Junior Participating Cumulative Preferred
                      Stock.(6)

       3.(ii)     --  By-laws of Warren Bancorp, Inc.,(8)

       4.1        --  Form of Stock Certificate of Warren Bancorp, Inc.(3)

       4.2        --  Shareholder Rights Agreement, dated as of April 21, 1999, between Warren Bancorp, Inc. and Registrar and Transfer
                      Company, as Rights Agent(6)

       10.1       --  Warren Bancorp, Inc. 1986 Incentive and Nonqualified Stock
                      Option Plan, as amended.(9)*

       10.2       --  Special Termination Agreement among Warren Bancorp, Inc.,
                      Warren Five Cents Savings Bank and Paul M. Peduto.(8)*

       10.3       --  Special Termination Agreement among Warren Bancorp, Inc.,
                      Warren Five Cents Savings Bank and Leo C. Donahue.(8)*

       10.4       --  Split-Dollar Agreement between Warren Five Cents Savings
                      Bank and Paul M. Peduto.(7)*

       10.5       --  Split-Dollar Agreement between Warren Five Cents Savings
                      Bank and Leo C. Donahue,Jr.(7)*

       10.6       --  Special Termination Agreement among Warren Bancorp, Inc.,
                      Warren Five Cents Savings Bank and John R. Putney.(8)*

       10.7       --  Split-Dollar Agreement between Warren Five Cents Savings
                      Bank and John R. Putney.(7)*

       10.8       --  Warren Bancorp, Inc. 1991 Incentive and Nonqualified Stock
                      Option Plan, as amended.(1)*

       10.9       --  Split-Dollar Agreement between Warren Five Cents Savings
                      Bank and Mark J. Terry(7)*

       10.10      --  Special Termination Agreement among Warren Bancorp, Inc.,
                      Warren Five Cents Savings Bank and Mark J. Terry.(4)*

       10.11      --  Warren Bancorp, Inc. 1995 Incentive and Nonqualified Stock
                      Option Plan(2)*

       10.12      --  Executive Supplemental Retirement Agreement among Warren
                      Bancorp, Inc., Warren Five Cents Savings Bank and George
                      W. Phillips.(3)*

       10.13      --  Split-Dollar Agreement between Warren Five Cents Savings
                      Bank and George W. Phillips (3)*

       10.14      --  Employment Agreement between Warren Five Cents Savings
                      Bank and John R. Putney(4)*

       10.15      --  Consulting Agreement between Warren Bancorp, Inc. and
                      George W. Phillips(4)*

       10.16      --  Warren Bancorp, Inc. 1998 Incentive and Nonqualified Stock
                      Option Plan(5)*

       21.1       --  List of Subsidiaries of Warren Bancorp, Inc.(8)

       23.1       --  Consent of Independent Public Accountants.(8)

       (b)        Reports on Form 8-K. None.

-----------------
(1) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 13, 1995 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 3, 1995 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1996 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 11, 1998 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 1999 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000 and incorporated herein by reference.

(8)      Filed herewith.

(9) Previously filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 15, 1988 and incorporated herein by reference.

         * Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K

--------------------------------------------------------------------------------
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly created this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on March 21, 2001.

                                                      WARREN BANCORP, INC.

                                            By:       /s/ Stephen G. Kasnet
                                                --------------------------------
                                                        STEPHEN G. KASNET
                                                      CHAIRMAN OF THE BOARD

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

                         NAME                                                  TITLE                                 DATE
                         ----                                                  -----                                 ----
                  /s/ John R. Putney                            President and Chief Executive Officer;           March 21, 2001
-------------------------------------------------------         Director (Principal Executive Officer)
                    JOHN R. PUTNEY

                  /s/ Paul M. Peduto                            Treasurer; Director (Principal Financial         March 21, 2001
-------------------------------------------------------         Officer and Principal Accounting Officer)
                    PAUL M. PEDUTO

                  /s/ Peter V. Bent                             Director                                         March 8, 2001
-------------------------------------------------------
                    PETER V. BENT

               /s/ Stephen J. Connolly                          Director                                         March 21, 2001
-------------------------------------------------------
               STEPHEN J. CONNOLLY, IV

                /s/ Francis L. Conway                           Director                                         March 8, 2001
-------------------------------------------------------
                  FRANCIS L. CONWAY

                                                                Director                                         March  , 2001
-------------------------------------------------------
                ROBERT R. FANNING, JR.

                 /s/ Arthur E. Holden                           Director                                         March 21, 2001
-------------------------------------------------------
                   ARTHUR E. HOLDEN

                 /s/ Stephen R. Howe                            Director                                         March 21, 2001
-------------------------------------------------------
                   STEPHEN R. HOWE

                /s/ Stephen G. Kasnet                           Director                                         March 21, 2001
-------------------------------------------------------
                  STEPHEN G. KASNET

                   /s/ Linda Lerner                             Director                                         March 21, 2001
-------------------------------------------------------
                     LINDA LERNER

                /s/ Arthur E. McCarthy                          Director                                         March 21, 2001
-------------------------------------------------------
                  ARTHUR E. MCCARTHY

              /s/ Arthur J. Pappathanasi                        Director                                         March 21, 2001
-------------------------------------------------------
                ARTHUR J. PAPPATHANASI

                /s/ George W. Phillips                          Director                                         March 21, 2001
-------------------------------------------------------
                  GEORGE W. PHILLIPS

                  /s/ John D. Smidt                             Director                                         March 21, 2001
-------------------------------------------------------
                    JOHN D. SMIDT

                  /s/ John H. Womack                            Director                                         March 21, 2001
-------------------------------------------------------
                    JOHN H. WOMACK

                                                         SHAREHOLDER INFORMATION

ANNUAL MEETING

The Annual Meeting of Shareholders of Warren Bancorp, Inc. will be held at the Peabody Marriott, 8A Centennial Drive, Peabody, Massachusetts, on Wednesday,
May 2, 2001, at 10:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, is being mailed to shareholders with this annual report.

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
(978) 531-7400


MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock is traded over the counter and is quoted by the Nasdaq National Market under the symbol WRNB. The following table sets forth the high and low closing prices for the common stock of the Corporation during the two-year period ended December 31, 2000. All prices set forth below are based upon information provided by the Nasdaq National Market.


                                                                                           COMMON STOCK
                                                                                           ------------
                                                                                        HIGH             LOW
                                                                                        ----             ---
         2000              4th Quarter..........................................      $8.00             $7.00
                           3rd Quarter..........................................       8.34              6.75
                           2nd Quarter..........................................       7.75              6.44
                           1st Quarter..........................................       7.75              6.25

         1999              4th Quarter..........................................      $9.50             $7.00
                           3rd Quarter..........................................       9.81              8.25
                           2nd Quarter..........................................       9.38              7.00
                           1st Quarter..........................................       9.00              7.00


As of March 1, 2001, the Corporation had approximately 600 stockholders of record who held 7,337,611 shares of common stock. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee names through various brokerage firms or other entities.

         Dividends were paid by the Corporation during 2000 and 1999 as follows:

                                                                                    PAYMENT                  DIVIDEND
                                                                                     DATE                   PER SHARE
                                                                                     ----                   ---------
         2000              4th Quarter........................                  November 13, 2000             $.105
                           3rd Quarter........................                  August 14, 2000                .105
                           2nd Quarter (1)....................                  May 15, 2000                   .315
                           1st Quarter........................                  February 14, 2000              .100

                           (1) Includes special dividend of $.21 per share.

         1999              4th Quarter........................                  November 15, 1999             $.100
                           3rd Quarter........................                  August 16, 1999                .100
                           2nd Quarter (2)....................                  May 17, 1999                   .340
                           1st Quarter........................                  February 4, 1999               .090

                           (2) Includes special dividend of $.24 per share.

CORPORATE INFORMATION

WARREN BANCORP, INC. AND WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 21, 2001

DIRECTORS                                                                                   PRINCIPAL OFFICERS
PETER V. BENT   (2)(4)                        ARTHUR E. MCCARTHY (1)(3)                     WARREN BANCORP, INC.
Owner/Manager,                                Vice President &
Brown's Yacht Yard                            Managing Director,                            STEPHEN G. KASNET
                                              Tucker Anthony, Inc.                          Chairman of the Board
STEPHEN J. CONNOLLY, IV  (3)(4)
President,                                    ARTHUR J. PAPPATHANASI   (1)(2)(6)            JOHN R. PUTNEY
Connolly Brothers, Inc.                       President                                     President and
Construction Company                          Richdale Dairy Stores,  LLC.                  Chief Executive Officer

FRANCIS L. CONWAY (2)                         PAUL M. PEDUTO                                PAUL M. PEDUTO
Chairman                                      Treasurer,                                    Treasurer
Conway, Cahill-Brodeur                        Warren Bancorp, Inc., and
 Funeral Home, LLC                            Executive Vice President,                     SUSAN G. OUELLETTE
                                              Chief Financial Officer and Treasurer,        Clerk
ROBERT R. FANNING, JR. (1)(2)(3)(6)           Warren Five Cents Savings Bank
President Emeritus,                                                                         WARREN FIVE CENTS SAVINGS BANK
Northeast Health                              GEORGE W. PHILLIPS  (5)(6)
Systems, Inc.                                 Retired                                       STEPHEN G. KASNET
                                                                                            Chairman of the Board
ARTHUR E. HOLDEN (1)(3)(4)                    JOHN R. PUTNEY
Vice President,                               President &                                   JOHN R. PUTNEY
Holden Oil, Inc.                              Chief Executive Officer,                      President  and
                                              Warren Bancorp, Inc. and                      Chief Executive officer
STEPHEN R. HOWE (2)(4)(6)                     Warren Five Cents Savings Bank
Certified Public Accountant                                                                 PAUL M. PEDUTO
                                              JOHN D. SMIDT (4)                             Executive Vice President,
STEPHEN G. KASNET  (1)(3)(4)                  President & Treasurer,                        Chief Financial Officer and Treasurer
President &                                   John Smidt Co., Inc.
Chief Executive Officer,                                                                    LEO C. DONAHUE
Harbor Global Co.,  Ltd.                      JOHN H. WOMACK  (2)(6)                        Senior Vice President for
Chairman of the Board,                        President &                                   Personal Banking
Warren Bancorp, Inc. and                      Chief Executive Officer,
Warren Five Cents Savings Bank                TJM  Enterprise, Inc.                         MARK J. TERRY
                                                                                            Senior Vice President for
LINDA LERNER  (2)(4)(6)                                                                     Corporate Banking and
Retired                                                                                     Senior Lending Officer

                                                                                            SUSAN G. OUELLETTE
                                                                                            Clerk

(1)  Executive Committee
(2)  Finance, Audit and Compliance Committee
(3)  Nominating Committee
(4)  Loan Committee (Warren Five Cents Savings Bank)
(5)  Director of Warren Bancorp, Inc. only
(6)  Strategic Planning Committee