Form 10-Q
period 2001-03-31
WARREN BANCORP INC
filed 2001-05-14
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

or the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from                to
                               --------------    ---------------------

Commission File No. 0-17222

                              WARREN BANCORP, INC.
             (Exact Name of registrant as specified in the charter)

         MASSACHUSETTS                                      04-3024165
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


10 MAIN STREET, PEABODY, MASSACHUSETTS                        01960
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

      Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at May 1, 2001
---------------------------------------      -----------------------------------
Common Stock, par value $.10 per share                    7,361,811

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2001            2000
                                                                                         ----------     ------------
  A S S E T S
  Cash and due from banks (non-interest bearing)                                          $  11,282       $  13,669
  Money market funds and overnight investments                                                  875              74
                                                                                          ---------       ---------
     Cash and cash equivalents                                                               12,157          13,743
  Investment and mortgage-backed securities available for sale (amortized cost of
     $52,726 at March 31, 2001, $58,776 at December 31, 2000)                                53,127          58,696
  Other investments (fair value of $7,284 at March 31, 2001 and December 31, 2000)            7,044           7,044
  Loans held for sale                                                                         9,171           5,180
  Loans                                                                                     349,355         348,332
  Allowance for loan losses                                                                  (4,832)         (4,781)
                                                                                          ---------       ---------
     Net loans                                                                              344,523         343,551
  Banking premises and equipment, net                                                         5,014           5,056
  Accrued interest receivable                                                                 2,326           2,573
  Due from mortgage investors                                                                 8,198              --
  Other assets                                                                                2,147           2,279
                                                                                          ---------       ---------
     Total assets                                                                         $ 443,707       $ 438,122
                                                                                          =========       =========

  L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

  Liabilities:
     Deposits                                                                             $ 380,472       $ 387,047
     Borrowed funds                                                                          19,974           8,654
     Escrow deposits of borrowers                                                             1,319           1,329
     Accrued interest payable                                                                   540             550
     Accrued expenses and other liabilities                                                   2,427           2,860
                                                                                          ---------       ---------
       Total liabilities                                                                    404,732         400,440
                                                                                          ---------       ---------

  Stockholders' equity:
     Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
        Issued and outstanding - none                                                            --              --
     Common stock, $.10 par value;  Authorized - 20,000,000 shares;
        Issued - 8,094,414 shares at March 31, 2001 and December 31, 2000
        Outstanding - 7,339,411 shares at March 31, 2001, 7,337,611
        shares at December 31, 2000                                                             809             809
     Additional paid-in capital                                                              35,708          35,715
     Retained earnings                                                                        8,433           7,462
     Treasury stock, at cost, 755,003 shares at March 31, 2001 and 756,803 shares at
         December 31, 2000                                                                   (6,229)         (6,244)
                                                                                          ---------       ---------
                                                                                             38,721          37,742
     Unrealized gain (loss) on securities available for sale, net of income taxes               254             (60)
                                                                                          ---------       ---------
        Total stockholders' equity                                                           38,975          37,682
                                                                                          ---------       ---------
        Total liabilities and stockholders' equity                                        $ 443,707       $ 438,122
                                                                                          =========       =========



          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       -------------------
                                                                       2001           2000
                                                                       ----           ----
  Interest and dividend income:
     Interest on loans                                               $7,441          $6,294
     Interest and dividends on investments                              803           1,264
     Interest on mortgage-backed securities                             217             237
                                                                     ------          ------
        Total interest and dividend income                            8,461           7,795
                                                                     ------          ------
  Interest expense:
     Interest on deposits                                             3,292           2,994
     Interest on borrowed funds                                         220              79
                                                                     ------          ------
        Total interest expense                                        3,512           3,073
                                                                     ------          ------

        Net interest income                                           4,949           4,722
  Provision for  loan losses                                             38             114
                                                                     ------          ------
        Net interest income after provision for
           loan losses                                                4,911           4,608
                                                                     ------          ------
  Non-interest income:
     Customer service fees                                              288             256
     Gains on sales of mortgage loans                                   188              40
     Other                                                               42               2
                                                                     ------          ------
        Total non-interest income                                       518             298
                                                                     ------          ------
        Income before non-interest expense and income taxes           5,429           4,906
                                                                     ------          ------
  Non-interest expense:
     Salaries and employee benefits                                   1,729           1,736
     Office occupancy and equipment                                     331             299
     Professional services                                               40              40
     Marketing                                                           44              77
     Outside data processing expense                                    135             129
     Other                                                              491             457
                                                                     ------          ------
        Total non-interest expenses                                   2,770           2,738
                                                                     ------          ------


         Income before income taxes                                   2,659           2,168
   Income tax expense                                                   918             692
                                                                     ------          ------
       Net income                                                    $1,741          $1,476
                                                                     ======          ======
       Basic earnings per share                                      $ 0.24          $ 0.20
                                                                     ======          ======
       Diluted earnings per share                                    $ 0.23          $ 0.20
                                                                     ======          ======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                      2001               2000
                                                                                      ----               ----
   Cash flows from operating activities:
     Net income                                                                     $  1,741           $  1,476

     Adjustments to reconcile net income to net cash provided by operating activities:

       Provision for loan losses                                                          38                114
       Depreciation and amortization                                                     134                122
       Deferred income taxes                                                              --                  1
       (Accretion) amortization of premiums, fees and discounts                          (33)                34
       (Gains) on sales of mortgage loans                                               (188)               (40)
       (Increase) decrease in loans held for sale                                     (3,991)               850
       Decrease in accrued interest receivable                                           247                 76
       (Increase) in other assets                                                        (35)                (4)
       (Increase) in due from mortgage investors                                      (8,198)                --
      (Decrease) in accrued interest payable                                             (10)               (19)
      (Decrease) increase  in other liabilities and escrow deposits                     (443)                67
                                                                                    --------           --------
           Net cash provided by (used in) operating activities                       (10,738)             2,677
                                                                                    --------           --------
  Cash flows from investing activities:
     Purchase of investment securities available for sale                                --             (10,273)
     Proceeds from maturities of investment securities available for sale              5,570              9,610
     Proceeds from payments of mortgage-backed securities
        available for sale                                                               513                746
     Net (increase) in loans                                                            (822)           (18,323)
     Purchases of premises and equipment                                                 (92)              (338)
                                                                                    --------           --------
        Net cash provided by (used in) investing activities                            5,169            (18,578)
                                                                                    --------           --------
  Cash flows from financing activities:
     Net increase (decrease)  in deposits                                             (6,575)            14,023
     Proceeds from Federal Home Loan Bank advances                                    10,400                 --
     Net increase (decrease) in other borrowed funds                                     920               (293)
     Dividends paid                                                                     (770)              (731)
     Purchase of treasury stock                                                           --               (183)
     Stock options exercised                                                               8                 16
                                                                                    --------           --------
            Net cash provided by financing activities                                  3,983             12,832
                                                                                    --------           --------
     Net  (decrease) in cash and cash equivalents                                     (1,586)            (3,069)
     Cash and cash equivalents at beginning of year                                   13,743             21,456
                                                                                    --------           --------
     Cash and cash equivalents at end of period                                     $ 12,157           $ 18,387
                                                                                    ========           ========
     Cash paid during the period for:
         Interest                                                                   $  3,522           $  3,092
         Income taxes                                                               $    726           $    314



          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   UNREALIZED

                                                                                          GAIN (LOSS)
                                                                              ADDITIONAL ON SECURITIES
                                          COMPREHENSIVE   COMMON    PAID-IN    RETAINED  AVAILABLE FOR  TREASURY
                                              INCOME      STOCK     CAPITAL    EARNINGS    SALE, NET      STOCK      TOTAL
                                           -------------  ------    -------   ---------- -------------  ---------    -----

Balance at December 31, 1999                             $   809    $ 35,841    $  5,305        ($ 7)   ($ 6,304)    $ 35,644
Comprehensive income:
Net income                                  $  1,476          --          --       1,476          --          --        1,476
Other comprehensive income (loss):
Unrealized loss on securities
  available for sale, net of taxes              (200)         --          --          --        (200)         --         (200)
                                            --------
Comprehensive income                        $  1,276
                                            ========
Dividends paid                                                --          --        (731)         --          --         (731)

Purchase of treasury stock
  (25,000 shares)                                             --          --          --          --        (183)        (183)

Issuance of 3,840 shares
for exercise of options                                       --         (16)         --          --          32           16
                                                         -------    --------    --------        ----    --------     --------
Balance at March 31, 2000                                    809      35,825       6,050        (207)     (6,455)      36,022

Comprehensive income:
Net income                                     5,257          --          --       5,257          --          --        5,257
Other comprehensive income (loss):

Unrealized gain on securities
  available for sale, net of taxes               282
Less: Reclassification adjustment
  for securities, net of tax expense
  of $73, included in net income                (135)
                                            --------
Total other comprehensive income                 147          --          --          --         147          --          147
                                            --------
Comprehensive income                        $  5,404
                                            ========

Dividends paid                                                --          --      (3,845)         --          --       (3,845)


Tax benefit of stock options exercised                        --           2          --          --          --            2

Issuance of 25,560 shares
  for exercise of options                                     --        (112)         --          --         211           99
                                                         -------    --------    --------        ----    --------     --------

Balance at December 31, 2000                                 809      35,715       7,462         (60)     (6,244)      37,682

Comprehensive income:
Net income                                 $   1,741          --          --       1,741          --          --        1,741
Other comprehensive income (loss):
Unrealized gain on securities
  available for sale, net of taxes               314          --          --          --         314          --          314
                                           ---------
Comprehesive income                        $   2,055
                                           =========
Dividends paid                                                --          --        (770)         --          --         (770)

Issuance of 1,800 shares
  for exercise of options                                     --          (7)         --          --          15            8
                                                         -------    --------    --------        ----    --------     --------
Balance at March 31, 2001                                $   809    $ 35,708    $  8,433        $254    ($ 6,229)    $ 38,975
                                                         =======    ========    ========        ====    ========     ========

          See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 2000. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented.

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters ended March 31, 2001 and 2000 are as follows:

                         NET INCOME     WEIGHTED AVERAGE SHARES  NET INCOME PER SHARE
                       -------------    -----------------------  --------------------
                       2001     2000        2001       2000         2001      2000
                       ----     ----        ----       ----         ----      ----
                                  (In thousands, except per-share data)
Basic EPS             $1,741   $1,476      7,338      7,314        $0.24     $0.20
Effect of dilutive
   stock options          --       --        158        101          .01        --
                      ------   ------      -----      -----        -----     -----
Dilutive EPS          $1,741   $1,476      7,496      7,415        $0.23     $0.20
                      ======   ======      =====      =====        =====     =====

BUSINESS SEGMENTS

     For internal reporting, planning and business purposes, the Corporation segments its operations into distinct business groups. An individual business group's profit contribution to the Corporation as a whole is determined based upon the Corporation's profitability reporting system which assigns capital and other balance sheet and income statement items to each of the business groups. This segmentation mirrors the Corporation's organizational structure. Management accounting policies are in place for assigning revenues and expenses that are not directly incurred by the business groups, such as overhead, the results of asset allocations, and transfer revenues and expenses. Accordingly, the Corporation's business-segment operating results will differ with other similar information published by other financial institutions. In addition, management accounting concepts are periodically refined and results may change to reflect these refinements.

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

     In 2001, the Corporation has identified its reportable operating business segments as the Corporate Banking Business, the Personal Banking Business and the Residential Mortgage Business. In 2000, the Corporation had identified its reportable business segments as the Corporate Banking Business and the Personal Banking Business. Although the Corporation's business segments included the Residential Mortgage Business in 2000, it was not considered a reportable segment. In 2001 the Corporation changed its method of allocating assets, capital, and funding among the business segments. The major change is that the residential mortgage loan portfolio became part of the assets of the Residential Mortgage Business in 2001. In prior periods, the Residential Mortgage Business sold loans that were to be kept in the Bank's portfolio to the Personal Banking Business at a specified transfer price. Because of this change in the mix of assets, capital allocations and funding methods to those two businesses also changed. Also because of these changes, the Residential Mortgage Business met certain quantitative thresholds and is now considered a reportable segment. Due to the complexity of the financial statements, the fact that the Corporation's new approach encompasses a fundamental change and that change is more than just a reassignment of profit centers, a restatement of the prior period information is impracticable. In addition, for the same reasons, it is impracticable to restate the current reporting period under the old basis. Furthermore, management has not restated prior or current business-segment financial information for internal purposes. A description of each reportable business segment is discussed below:

     CORPORATE BANKING BUSINESS

     The Corporate Banking Business provides services to business customers in the Corporation's market area. These services include, but are not limited to, commercial real estate and construction loans, asset-based financing and cash management/deposit services. It services all loans in its business. This business' segment reporting approach remained the same in the 2001 and 2000 quarters.

     PERSONAL BANKING BUSINESS

     The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. In the 2000 quarter, this business purchased adjustable-rate mortgage loans from another business segment and serviced all loans in its business. In the 2001 quarter, the adjustable-rate mortgage loans were transferred to the books of the Residential Mortgage Business along with the expense of servicing those loans.

     RESIDENTIAL MORTGAGE BUSINESS

     The Residential Mortgage Business provides services to consumers in the Corporation's market area. These services include making adjustable-rate and fixed-rate mortgage loans. This group also services all loans kept in its business and sells fixed-rate loans into the secondary market.

     NON-REPORTABLE SEGMENTS

     Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of securities, and in 2000 also included gains on sales of mortgage loans.

     Specific reportable segment information as of and for the quarters ended March 31, 2001 and 2000 is as follows (in thousands):


                          QUARTER ENDED MARCH 31, 2001

                               CORPORATE     PERSONAL   RESIDENTIAL                              WARRENBANCORP
                                BANKING      BANKING      MORTGAGE       OTHER    ELIMINATIONS    CONSOLIDATED
                               ---------     --------   -----------      -----    ------------   -------------
  Interest income-external      $ 5,524      $   878      $ 1,946      $   113                       $8,461

  Interest income-internal           --        3,942           --           --       $(3,942)            --

  Fee and other income               52          232          194           40                          518

  Net income                      1,016          589          286         (150)                       1,741



                          QUARTER ENDED MARCH 31, 2000

                               CORPORATE     PERSONAL                                WARRENBANCORP
                                BANKING      BANKING       OTHER      ELIMINATIONS    CONSOLIDATED
                               ---------     -------       -----      ------------   -------------
  Interest income-external      $ 5,091      $ 2,637      $    67                       $ 7,795

  Interest income-internal           --        2,455           18       $(2,473)             --

  Fee and other income               48          211           39                           298

  Net income                        990          736         (250)                        1,476


SUBSEQUENT EVENTS

     During the second quarter of 2001, the Corporation received state-tax refunds plus interest for the resolution of certain income-tax matters of prior years. The effect of the refunds will be additional other non-interest income of approximately $200,000 for the interest portion (pre-state and federal tax) and a reduction of state income tax expense of approximately $267,000 for the tax refund (pre-federal tax). The total after-tax effect will be approximately $294,000 and will affect the Corporation's income for the quarter ended June 30, 2001.

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three months ended March 31, 2001 (the "2001 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 2001 quarter as compared to the three months ended March 31, 2000 (the "2000 quarter") primarily due to increased levels of earning assets despite decreased spreads, and increased gains on sales of mortgage loans. When general interest rates decrease, the Bank's rate spread and net yield on average earnings assets will usually decrease. This is mainly because certain sources of funds, namely NOW and regular savings deposits, may not have their rates decreased at the same rate as the Bank's assets. Also demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease.

     Nonperforming loans remained at zero at March 31, 2001. Management continues to monitor the loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Adoption of this statement had no material impact on the Corporation's consolidated financials.

SUBSEQUENT EVENTS

     On April 19, 2001, the Corporation declared an increase in its quarterly dividend to 11 1/2 cents ($.115) per share from 10 1/2 cents ($.105) per share. It is payable May 14, 2001 to stockholders of record on April 30, 2001.

     During the second quarter of 2001, the Corporation received state-tax refunds plus interest for the resolution of certain income-tax matters of prior years. The effect of the refunds will be additional other non-interest income of approximately $200,000 for the interest portion (pre-state and federal tax) and a reduction of state income tax expense of approximately $267,000 for the tax refund (pre-federal tax). The total after-tax effect will be approximately $294,000 and will affect the Corporation's income for the quarter ended June 30, 2001.

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

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 15%. This policy remained in effect during the quarter, and in management's opinion there were no material changes in interest rate risk since December 31, 2000, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases. Note that the yield on the one-year treasury constant maturity index decreased to 4.09% at March 31, 2001 from 5.32% at December 31, 2000.

     The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 2001. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                           MARCH 31, 2001
                                                ---------------------------------------------------------------------
                                                  0-3            3-6            6-12            1-5            OVER 5
                                                MONTHS         MONTHS          MONTHS          YEARS            YEARS
                                                ------         ------          ------          -----           ------
                                                                       (DOLLARS IN THOUSANDS)
  INTEREST SENSITIVE ASSETS:
  Investment securities .................      $ 15,295       $  3,678        $  4,983        $ 23,965        $    --
  Loans held for sale ...................         9,171             --              --              --             --
  Adjustable-rate loans .................        99,119         21,205          24,214         152,780             --
  Fixed-rate loans ......................         3,003            392           6,827          32,806          9,009
  Mortgage-backed securities ............         1,092          2,574           4,250           2,691            430
                                               --------       --------        --------        --------       --------
     Total interest sensitive assets ....       127,680         27,849          40,274         212,242          9,439
                                               --------       --------        --------        --------       --------

  INTEREST SENSITIVE LIABILITIES:
  Cash manager and passbook plus
   accounts .............................        25,872         25,870              --              --             --
  Time deposits .........................        19,034         17,308          71,784          43,279             --
  Other deposits (a) ....................        12,500         12,498          25,312          90,545         10,113
  Borrowings ............................        14,317             --              --           5,019            638
                                               --------       --------        --------        --------       --------
     Total interest sensitive liabilities        71,723         55,676          97,096         138,843         10,751
                                               --------       --------        --------        --------       --------
  Excess (deficiency) of interest
   sensitive assets over interest
   sensitive liabilities ................      $ 55,957       $(27,827)       $(56,822)       $ 73,399       $ (1,312)
                                               ========       ========        ========        ========       ========

  Excess (deficiency) of cumulative
   interest sensitive assets over cumu-
   lative interest sensitive liabilities       $ 55,957       $ 28,130        $(28,692)       $ 44,707       $ 43,395
                                               ========       ========        ========        ========       ========

  Cumulative interest sensitive assets
   as a percentage of cumulative
   interest sensitive liabilities .......         178.0%         122.1%           87.2%          112.3%         111.6%
                                               ========       ========        ========        ========       ========

  Cumulative excess (deficiency) as a
   percentage of total assets ...........          12.6%           6.3%           (6.5)%          10.1%           9.8%
                                               ========       ========        ========        ========       ========

------------
(a)  Other deposits consist of regular savings and N.O.W. accounts.

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit as well as other overnight borrowings vehicles. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 2001 quarter, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, $7.4 million of which were from an overnight facility, were $13.1 million at March 31, 2001.

     During the 2001 quarter, the primary sources of liquidity were a $10.4 million increase in FHLBB advances, loan paydowns and amortization of $32.2 million and proceeds from maturities of investment securities of $5.6 million. Primary uses of funds were $51.7 million in residential, commercial real estate and commercial loan originations and a $6.6 million decrease in deposit levels. At March 31, 2001, the Bank had $800,000 in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 2001:

     WITHIN ONE YEAR                                                                 (IN THOUSANDS)
     ---------------                                                                 --------------
        Less than 3 months...........................................                  $  5,061
        3 to 6 months................................................                     3,459
        6 to 12 months...............................................                    12,994
                                                                                       --------
                                                                                         21,514
        More than 12 months..........................................                     8,069
                                                                                        -------
                                                                                        $29,583
                                                                                        =======

CAPITAL ADEQUACY

     Total stockholders' equity at March 31, 2001 was $39.0 million, an increase of $1.3 million from $37.7 million at December 31, 2000. Included in stockholders' equity at March 31, 2001 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $254,000 as compared to an unrealized loss at December 31, 2000 of $60,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.78% at March 31, 2001 compared to 8.60% at December 31, 2000.

     At March 31, 2001, neither the Federal Reserve Board ("FRB") nor the FDIC permitted the unrealized gain to be used in their calculations of Tier I capital.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 2001, the FRB leverage capital ratio was 8.95% compared to 8.68% at December 31, 2000.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 2001, the Bank's leverage capital ratio, under FDIC guidelines, was 8.63% compared to 8.35% at December 31, 2000.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.51% and 11.13%, respectively, at March 31, 2001 compared to 11.44% and 11.06% at December 31, 2000, thus exceeding their risk-based capital requirements.

     As of March 31, 2001, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.13%, 9.87%, and 8.63%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $443.7 million at March 31, 2001 from $438.1 million at December 31, 2000. Increases occurred in consumer, commercial real estate, commercial construction and commercial loans with decreases in cash and cash equivalents, investments and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $60.2 million at March 31, 2001 from $65.7 million at December 31, 2000. A majority of this decrease was from the maturity of corporate notes. Mortgage-backed securities decreased to $11.0 million at March 31, 2001 from $11.6 million at December 31, 2000 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 2001 ARE AS FOLLOWS:

                                                            GROSS         GROSS
                                            AMORTIZED    UNREALIZED     UNREALIZED       FAIR
                                               COST         GAINS         LOSSES         VALUE
                                            ---------    ----------     ----------       -----
                                                               (IN THOUSANDS)
  AVAILABLE-FOR-SALE

  Fixed income mutual funds ..........      $ 28,698      $    572       $     (1)      $ 29,269
  FNMA mortgage-backed securities ....         7,721           266              0          7,987
  GNMA mortgage-backed securities ....         3,316            13              0          3,329
  U.S. Government and related
    obligations ......................         7,677            38              0          7,715
  Corporate notes ....................             0          --             --                0
  Preferred stock ....................         5,314          --             (487)         4,827
                                            --------      --------       --------       --------
                                              52,726           889           (488)        53,127
                                            --------      --------       --------       --------
  OTHER

  Foreign government bonds and
    notes ............................         1,250          --             --            1,250
  Stock in Federal Home Loan Bank
    of Boston ........................         4,110          --             --            4,110
  Stock in Depositors Insurance Fund
    Liquidity Fund ...................           108          --             --              108
  Stock in Savings Bank Life
    Insurance Company of
    Massachusetts ....................         1,576           240           --            1,816
                                            --------      --------       --------       --------
                                               7,044           240           --            7,284
                                            --------      --------       --------       --------
                                            $ 59,770      $  1,129       $   (488)      $ 60,411
                                            ========      ========       ========       ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $5.0 million during the 2001 quarter to $358.5 million at March 31, 2001. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of March 31, 2001 and December 31, 2000 (in thousands):

                                                            MARCH 31, 2001                   DECEMBER 31, 2000
                                                            --------------                   -----------------
Residential mortgages................................         $  78,713                          $  88,517
Commercial real estate...............................           179,031                            178,666
Commercial construction .............................            20,939                             14,812
Commercial loans.....................................            45,080                             41,512
Consumer loans.......................................            25,592                             24,825
                                                               --------                           --------
                                                               $349,355                           $348,332
                                                               ========                           ========

     Residential mortgage loan originations during the 2001 quarter were $22.1 million compared to $13.6 million in the 2000 quarter. The Corporation originated $19.6 million in fixed-rate loans during the 2001 quarter compared to $3.1 million during the 2000 quarter. Adjustable-rate loans totaling $2.5 million were originated during the 2001 quarter compared to $10.5 million during the 2000 quarter. The Corporation sold loans totaling $18.7 million during the 2001 quarter compared to $3.1 million sold in the 2000 quarter. At March 31, 2001, the Corporation held $9.2 million of fixed-rate residential mortgage loans for sale compared to $5.2 million at December 31, 2000. The increase in fixed-rate loan originations and decrease in adjustable-rate loan originations is a result of consumer preferences for fixed-rate loans in a lower interest-rate environment.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 2001 there were two loans considered impaired and performing totaling $979,000 compared to two loans considered impaired and performing totaling $991,000 at December 31, 2000.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were zero at March 31, 2001 and December 31, 2000. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                   MARCH 31, 2001    DECEMBER 31, 2000
                                                   --------------    -----------------
                                                        (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears....            $--               $--
Nonaccrual loans ............................             --                --
                                                         ---               ---
Total nonperforming loans ...................            $--               $--
                                                         ===               ===
Percentage of nonperforming loans to:
Total loans .................................            N/A               N/A
                                                         ===               ===
Total assets ................................            N/A               N/A
                                                         ===               ===

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2001 and March 31, 2000 (dollars in thousands):

                                                                                    2001     2000
                                                                                    ----     ----

Balance at beginning of period...................................................  $4,781  $ 4,271
                                                                                   ------  - -----
Losses charged to the allowance:
    Residential mortgage.........................................................      --       --
    Commercial mortgage and construction.........................................      --       --
    Commercial loans.............................................................      --       --
    Consumer loans...............................................................      --        5
                                                                                   ------   ------
                                                                                       --        5
                                                                                   ------   ------
Loan recoveries:
    Residential mortgage.........................................................       5       --
    Commercial mortgage and construction.........................................      --       --
    Commercial loans.............................................................       1        3
    Consumer loans...............................................................       7       13
                                                                                   ------   ------
                                                                                       13       16
                                                                                   ------   ------
Net charge-offs..................................................................     (13)     (11)
                                                                                   ------   ------
Provision for (recovery of) loan losses (credited) to income.....................      38      114
                                                                                   ------   ------
Balance at end of period.........................................................  $4,832   $4,396
                                                                                   ======   ======
Allowance to total loans at end of period........................................    1.38%    1.42%
                                                                                   ======   ======
Allowance to nonperforming loans at end of period................................     N/A    657.1%
                                                                                   ======   ======
Allocation of ending balance:
    Residential mortgage.........................................................  $  738   $  564
    Commercial mortgage and construction.........................................   3,185    3,118
    Commercial loans.............................................................     680      503
    Consumer loans...............................................................     229      211
                                                                                   ------   ------
                                                                                   $4,832   $4,396
                                                                                   ======   ======

     Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from a third-party credit-review consulting firm. Management uses a process that takes into consideration specific and general portfolio risk, economic conditions and the current regulatory environment. For identified problem loans, whether performing or non-performing and including impaired loans, management quantifies potential losses. For all other loans a grading system is used based on assessed credit risk, and loss percentage are applied to these loans. The loss percentages are determined by reviewing historic loss trends in each grade category and taking into consideration industry and regulatory norms and current economic conditions.

     In addition to the above components, management applies both a general allowance and an unallocated allowance. The general allowance is a percentage of the above calculations and is applied to compensate for a margin of error. An unallocated allowance that is not attributable to any specific loan or loan grade is also applied. This allowance is based on various factors. Among the factors are: the risk characteristics of the loan portfolio generally; general economic trends; assessment of the current business cycle; credit quality trends in relation to current economic conditions; trends in the outlook of banking regulators with respect to allowance for loan losses and supervisory concerns in general; and industry trends with respect to levels of allowance for loan losses. The amounts of the general and unallocated allowance at March 31, 2001 and 2000 are as follows: 2001 - $1,556,000, or 32% of the total allowance at March 31, 2001; 2000 - $1,163,000 or 26% of the total allowance at March 31, 2000. For purposes of the table on the preceding page, the general and unallocated allowance is reallocated to specific categories on a "pro-rata" basis.

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

     The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $979,000 of impaired loans, all of which is measured using the fair value method, is $56,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 2001, there were no material legal claims against the Corporation or its subsidiaries.

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

DUE FROM MORTGAGE INVESTORS

     Due from mortgage investors was $8.2 million at March 31, 2001 compared to zero at December 31, 2000. This represents the amount owed to the Corporation by mortgage investors for loans sold. During the 2001 quarter there have been significant delays by mortgage investors in making payments due to the backlog caused by the volume of mortgage loans sold into the secondary market nationwide.

OTHER ASSETS

     Included in other assets at March 31, 2001 and December 31, 2000 are $1.1 million and $1.3 million, respectively, of deferred income taxes receivable.

LIABILITIES

     Deposits decreased to $380.5 million at March 31, 2001 from $387.0 million at December 31, 2000.

     The following table sets forth the classification of the Corporation's deposits as of March 31, 2001 and December 31, 2000 (in thousands):

                                                            MARCH 31, 2001                   DECEMBER 31, 2000
                                                            --------------                   -----------------
Noninterest bearing..................................          $ 26,357                          $  26,641
NOW..................................................            49,624                             47,491
Money market.........................................            51,742                             57,385
Savings..............................................           101,344                             98,276
Time.................................................           151,405                            157,254
                                                               --------                           --------
                                                               $380,472                           $387,047
                                                               ========                           ========

     Federal Home Loan Bank of Boston advances were $13.1 million at March 31, 2001 and $2.7 million at December 31, 2000. Securities sold under agreement to repurchase were $6.9 million at March 31, 2001 and $6.0 million at December 31, 2000.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

GENERAL

     The Corporation recorded a profit for the 2001 quarter of $1.7 million compared to a profit for the 2000 quarter of $1.5 million. The increase in the 2001 quarter profit is primarily due to increased levels of earning assets and gains on sales of mortgage loans.

     Net interest income for the 2001 and 2000 quarters was $4.9 million and $4.7 million, respectively. The weighted average interest rate spread for the 2001 quarter was 4.55% compared to 4.61% for the 2000 quarter. The net yield on average earning assets was 4.79% for the 2001 quarter and 4.84% for the 2000 quarter. The return on average assets and the return on average stockholders' equity were 1.61% and 18.25%, respectively, for the 2001 quarter compared to 1.46% and 16.62%, respectively, for the 2000 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $8.5 million for the 2001 quarter from $7.8 million for the 2000 quarter. Interest on loans increased to $7.4 million for the 2001 quarter from $6.3 million for the 2000 quarter. The average loan yield decreased to 8.36% for the 2001 quarter from 8.59% for the 2000 quarter and average loans outstanding increased during the 2001 quarter as compared to the 2000 quarter. Interest and dividends on investments was $800,000 for the 2001 quarter and $1.3 million for the 2000 quarter. The average amount of investments held decreased while the average yield on investments increased to 6.54% for the 2001 quarter from 6.02% for the 2000 quarter. Mortgage-backed securities income decreased to $217,000 in the 2001 quarter from $237,000 in the 2000 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

     Interest on deposits increased to $3.3 million for the 2001 quarter from $3.0 million for the 2000 quarter. The average balance of deposits increased in the 2001 quarter, and the average cost of deposits increased to 3.57% for the 2001 quarter from 3.35% for the 2000 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $220,000 from $79,000 for the 2001 and 2000 quarters, respectively. The average borrowings increased as the Corporation utilized its borrowing capability with the

FHLBB. The average cost of borrowings increased to 4.58% in the 2001 quarter compared to 3.64% in the 2000 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 2001 quarter was $518,000 compared to $298,000 for the 2000 quarter. The gain from the sale of mortgage loans was $188,000 in the 2001 quarter compared to $40,000 in the 2000 quarter. Because the Corporation typically sells fixed-rate loans it originates and keeps adjustable-rate loans in portfolio, and because more fixed-rate loans were originated in the 2001 quarter, gains on sale of mortgage loans increased. Also included in non-interest income in the 2001 quarter is a pre-tax recovery of an investment written off several years ago in the amount of $40,000.

NON-INTEREST EXPENSE

     Total non-interest expense increased to $2.8 million in the 2001 quarter from $2.7 million in the 2000 quarter. Office occupancy and equipment expense increased to $331,000 in the 2001 quarter compared to $299,000 in the 2000 quarter due to expenses associated with the new location of the South Peabody branch.

INCOME TAX EXPENSE

     The Corporation's tax rate increased to 34.5% in the 2001 quarter from 31.9% in the 2000 quarter mainly due to a higher percentage of income taxed at a higher state tax rate.

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



                                           WARREN BANCORP, INC.


DATE:  May 11, 2001                        By: /s/ John R. Putney
                                              ----------------------------------
                                               John R. Putney
                                               President and
                                               Chief Executive Officer


DATE:  May 11, 2001                        By: /s/ Paul M. Peduto
                                              ----------------------------------
                                               Paul M. Peduto
                                               Treasurer
                                               (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)