Form 10-Q
period 2001-06-30
WARREN BANCORP INC
filed 2001-08-13
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended JUNE 30, 2001 or
                              -------------

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

     Yes [x] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at August 7, 2001
--------------------------------------             -----------------------------
Common Stock, par value $.10 per share                        7,365,731

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           June 30,          December 31,
                                                                                             2001                2000
                                                                                           --------          ------------
ASSETS

Cash and due from banks (non-interest bearing)                                            $  14,545           $  13,669
Money market funds and overnight investments                                                  1,075                  74
                                                                                          ---------           ---------
   Cash and cash equivalents                                                                 15,620              13,743
Due from mortgage investors                                                                  16,510                  --
Investment and mortgage-backed securities available for sale (amortized cost of
   $51,691 at June 30, 2001, $58,776 at December 31, 2000)                                   52,058              58,696
Other investments (fair value of $7,409 at June 30, 2001 and $7,284 at
   December 31, 2000)                                                                         7,169               7,044
Loans held for sale                                                                          10,864               5,180
Loans                                                                                       370,357             348,332
Allowance for loan losses                                                                    (4,880)             (4,781)
                                                                                          ---------           ---------
   Net loans                                                                                365,477             343,551
Banking premises and equipment, net                                                           4,905               5,056
Accrued interest receivable                                                                   2,369               2,573
Other assets                                                                                  2,470               2,279
                                                                                          ---------           ---------

   Total assets                                                                           $ 477,442           $ 438,122
                                                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                               $ 390,440           $ 387,047
   Borrowed funds                                                                            42,802               8,654
   Escrow deposits of borrowers                                                               1,103               1,329
   Accrued interest payable                                                                     567                 550
   Accrued expenses and other liabilities                                                     2,216               2,860
                                                                                          ---------           ---------

     Total liabilities                                                                      437,128             400,440
                                                                                          ---------           ---------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
       Issued and outstanding - none                                                             --                  --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
       Issued - 8,094,414 shares at June 30, 2001 and December 31, 2000                         809                 809
       Outstanding 7,365,731 shares at June 30, 2001 and 7,337,611 shares at
       December 31, 2000
   Additional paid-in capital                                                                35,659              35,715
   Retained earnings                                                                          9,624               7,462
   Treasury stock, at cost, 728,683 shares at June 30, 2001 and 756,803 shares
       at  December 31, 2000                                                                 (6,012)             (6,244)
                                                                                          ---------           ---------
                                                                                             40,080              37,742
   Unrealized gain (loss) on securities available for sale, net of income taxes                 234                 (60)
                                                                                          ---------           ---------

      Total stockholders' equity                                                             40,314              37,682
                                                                                          ---------           ---------

      Total liabilities and stockholders' equity                                          $ 477,442           $ 438,122
                                                                                          =========           =========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                   --------------------------         ------------------------

                                                                     2001              2000             2001             2000
                                                                     ----              ----             ----             ----

Interest and dividend income:
   Interest on loans                                               $ 7,617           $ 6,753          $15,058          $13,047
   Interest and dividends on investments                               706             1,209            1,509            2,473
   Interest on mortgage-backed securities                              199               233              416              470
                                                                   -------           -------          -------          -------
      Total interest and dividend income                             8,522             8,195           16,983           15,990
                                                                   -------           -------          -------          -------

Interest expense:
   Interest on deposits                                              3,194             3,047            6,486            6,041
   Interest on borrowed funds                                          303                88              523              167
                                                                   -------           -------          -------          -------
      Total interest expense                                         3,497             3,135            7,009            6,208
                                                                   -------           -------          -------          -------

      Net interest income                                            5,025             5,060            9,974            9,782
Provision for (recovery of) loan losses                                (29)              114                9              228
                                                                   -------           -------          -------          -------
      Net interest income after provision for
         loan losses                                                 5,054             4,946            9,965            9,554
                                                                   -------           -------          -------          -------

Non-interest income:
   Customer service fees                                               322               320              610              576
   Gains on sales of mortgage loans                                    180                46              368               86
   Other                                                               201                 1              243                3
                                                                   -------           -------          -------          -------

      Total non-interest income                                        703               367            1,221              665
                                                                   -------           -------          -------          -------

      Income before non-interest expense and income taxes            5,757             5,313           11,186           10,219
                                                                   -------           -------          -------          -------

Non-interest expense:
   Salaries and employee benefits                                    1,774             1,774            3,503            3,510
   Office occupancy and equipment                                      320               291              651              590
   Professional services                                                58                40               98               80
   Marketing                                                           134               120              178              197
   Outside data processing expense                                     152               174              287              303
   Other                                                               519               458            1,010              915
                                                                   -------           -------          -------          -------
      Total non-interest expenses                                    2,957             2,857            5,727            5,595
                                                                   -------           -------          -------          -------


       Income before income taxes                                    2,800             2,456            5,459            4,624
 Income tax expense                                                    762               805            1,680            1,497
                                                                   -------           -------          -------          -------

     Net income                                                    $ 2,038           $ 1,651          $ 3,779          $ 3,127
                                                                   =======           =======          =======          =======

     Basic earnings per share                                      $  0.28           $  0.23          $  0.51          $  0.43
                                                                   =======           =======          =======          =======

     Diluted earnings per share                                    $  0.27           $  0.22          $  0.50          $  0.42
                                                                   =======           =======          =======          =======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2001

                             (Dollars in thousands)


                                                                                             Accumulated
                                                                   Additional                   Other
                                        Comprehensive   Common       Paid-in     Retained   Comprehensive   Treasury
                                            Income       Stock       Capital     Earnings   Income (Loss)    Stock        Total
                                        -------------   ------     ----------    --------   -------------   --------      -----

Balance at December 31, 2000                           $    809     $ 35,715     $   7,462    $    (60)    $ (6,244)    $ 37,682

  Comprehensive income:
    Net income                             $  3,779          --           --        3,779           --           --        3,779
    Other comprehensive income:
      Unrealized gain on securities
       available for sale, net of taxes         294          --           --           --          294           --          294
                                           --------
  Comprehensive income                     $  4,073
                                           ========

  Dividends paid                                             --           --       (1,617)          --           --       (1,617)

   Tax benefit of options exercised                          --           21           --           --           --           21

   Issuance of 28,120 shares for
   exercise of options                                       --          (77)          --           --          232          155
                                                       --------     --------     --------     --------     --------     --------

Balance at June 30, 2001                               $    809     $ 35,659     $  9,624     $    234     $ (6,012)    $ 40,314
                                                       ========     ========     ========     ========     ========     ========


           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Six Months Ended June 30,
                                                                                  ---------------------------

                                                                                    2001               2000
                                                                                    ----               ----

Cash flows from operating activities:
   Net Income                                                                     $  3,779           $  3,127

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                           9                228
     Depreciation and amortization                                                     268                245
     Deferred income tax expense                                                         0                  1
     (Accretion) amortization of premiums and discounts                                (66)                49
     (Gains) on sales of mortgage loans                                               (368)               (86)
     (Increase) decrease in loans held for sale                                     (5,684)             1,056
     Decrease in accrued interest receivable                                           204                 63
     (Increase) in other assets                                                       (345)              (350)
     (Increase) in due from mortgage investors                                     (16,510)                --
     Increase (decrease) in accrued interest payable                                    17                (32)
     Increase (decrease) in other liabilities and escrow deposits                     (849)               374
                                                                                  --------           --------

         Net cash (used in) provided by operating activities                       (19,545)             4,675
                                                                                  --------           --------

Cash flows from investing activities:
   Purchase of investment securities                                                (4,067)           (21,048)
   Proceeds from maturities of investment securities                                 9,570             24,410
   Proceeds from payments of mortgage-backed securities                              1,524              1,158
   Net (increase) in loans                                                         (21,567)           (27,254)
   Purchases of premises and equipment                                                (117)              (650)
                                                                                  --------           --------

      Net cash (used in) investing activities                                      (14,657)           (23,384)
                                                                                  --------           --------

Cash flows from financing activities:
   Net increase in deposits                                                          3,393             17,923
   Proceeds from Federal Home Loan Bank                                             29,981                 --
   Net increase in other borrowed funds                                              4,167              3,217
   Dividends paid                                                                   (1,617)            (3,036)
   Purchase of treasury stock                                                           --               (183)
   Stock options exercised                                                             155                 42
                                                                                  --------           --------

Net cash provided by financing activities                                           36,079             17,963
                                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                                 1,877               (746)
Cash and cash equivalents at beginning of period                                    13,743             21,456
                                                                                  --------           --------

Cash and cash equivalents at end of period                                        $ 15,620           $ 20,710
                                                                                  ========           ========

Cash paid during the period for:
     Interest                                                                     $  6,992           $  6,240
     Income taxes                                                                 $  2,171           $    934


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 2000. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2001, the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and June 30, 2000, and the related condensed consolidated statements of operations for the three months ended and six months ended June 30, 2001 and June 30, 2000 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year.

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters and six months ended June 30, 2001 and 2000 are as follows:

                                                           QUARTER ENDED JUNE 30,
                                 NET INCOME                WEIGHTED AVERAGE SHARES          NET INCOME PER SHARE
                           -------------------------------------------------------------------------------------
                             2001            2000            2001            2000            2001           2000
                           -------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                   $2,038          $1,651           7,358           7,317          $0.28          $0.23
Effect of dilutive
   stock options                --              --             194             106            .01            .01
                            ------          ------          ------          ------          -----          -----
Dilutive EPS                $2,038          $1,651           7,552           7,423          $0.27          $0.22
                            ======          ======          ======          ======          =====          =====




                                                          SIX MONTHS ENDED JUNE 30,
                                 NET INCOME                WEIGHTED AVERAGE SHARES          NET INCOME PER SHARE
                           -------------------------------------------------------------------------------------
                             2001            2000            2001            2000            2001           2000
                           -------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                   $3,779          $3,127           7,348           7,315          $0.51          $0.43
Effect of dilutive
   stock options                --              --             176             104            .01            .01
                            ------          ------          ------          ------          -----          -----
Dilutive EPS                $3,779          $3,127           7,524           7,419          $0.50          $0.42
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

     For purposes of this disclosure, operating segments are defined as components of an enterprise that are evaluated regularly by chief operating decision maker in deciding how to allocate resources and in assessing performance. The Corporation's chief operating decision maker is the President and Chief Executive Officer of the Corporation. This disclosure has no effect on the Corporation's primary financial statements.

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

     CORPORATE BANKING BUSINESS

     The Corporate Banking Business provides services to business customers in the Corporation's market area. These services include, but are not limited to, commercial real estate and construction loans, asset-based financing and cash management/deposit services. It services all loans in its business. This business' segment reporting approach remained the same in the 2001 and 2000 quarters and periods.

     PERSONAL BANKING BUSINESS

     The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. In the 2000 quarter and period, this business purchased adjustable-rate mortgage loans from another business segment and serviced all loans in its business. In the 2001 quarter and period, the adjustable-rate mortgage loans were transferred to the books of the Residential Mortgage Business along with the expense of servicing those loans.

     RESIDENTIAL MORTGAGE BUSINESS

     The Residential Mortgage Business provides services to consumers in the Corporation's market area. These services include making adjustable-rate and fixed-rate mortgage loans. This group also services all loans held in its business and sells fixed-rate loans into the secondary market.

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

     Specific reportable segment information as of and for the quarters and six-month periods ended June 30, 2001 and 2000 is as follows (in thousands):

                                       QUARTER ENDED JUNE 30, 2001

                                 CORPORATE       RESIDENTIAL        PERSONAL                                        WARREN BANCORP
                                  BANKING          MORTGAGE         BANKING           OTHER        ELIMINATIONS      CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Interest income-external          $ 5,642          $ 2,033          $   759          $    88               --           $ 8,522

Interest income-internal               --               --            3,845               --          $(3,845)               --

Fee and other income                   64              186              253              200               --               703

Net income                          1,085              309              390              254               --             2,038



                                       QUARTER ENDED JUNE 30, 2000

                                 CORPORATE        PERSONAL                                          WARREN BANCORP
                                  BANKING         BANKING            OTHER         ELIMINATIONS      CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Interest income-external          $ 5,389          $ 2,757          $    49                --           $ 8,195

Interest income-internal               --            2,376               28           $(2,404)               --

Fee and other income                   95              226               46                --               367

Net income                          1,230              728             (307)               --             1,651


                                       SIX MONTH PERIOD ENDED JUNE 30, 2001

                                 CORPORATE       RESIDENTIAL        PERSONAL                                        WARREN BANCORP
                                  BANKING          MORTGAGE         BANKING           OTHER        ELIMINATIONS      CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------------------
Interest income-external          $11,166          $ 3,979          $ 1,637          $   201               --           $16,983

Interest income-internal               --               --            7,787               --          $(7,787)               --

Fee and other income                  116              380              485              240               --             1,221

Net income                          2,101              595              979              104               --             3,779



                                       SIX MONTH PERIOD ENDED JUNE 30, 2000

                                 CORPORATE        PERSONAL                                          WARREN BANCORP
                                  BANKING         BANKING            OTHER         ELIMINATIONS      CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Interest income-external          $10,480          $ 5,394          $   116                --           $15,990

Interest income-internal               --            4,831               46           $(4,877)               --

Fee and other income                  143              437               85                --               665

Net income                          2,220            1,464             (557)               --             3,127

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three and six months ended June 30, 2001 (the "2001 quarter" and "2001 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 2001 period as compared to the six months ended June 30, 2000 (the "2000 period") primarily due to increased asset levels despite decreased interest-rate spreads, increased gains on sales of mortgage loans, and receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years. When general interest rates decrease, the Bank's weighted average interest-rate spread and net yield on average earnings assets will usually decrease. This is mainly because certain sources of funds, namely NOW and regular savings deposits, may not have their rates decreased at the same rate as the Bank's assets. Also demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease.

     Nonperforming loans increased to $200,000 in the 2001 period from zero at December 31, 2000. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

ACCOUNTING PRONOUNCEMENTS

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Adoption of this statement had no material impact on the Corporation's consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Based on the Corporation's balance sheet at June 30, 2001, there would be no impact from the adoption of SFAS 141 and SFAS 142 because the Corporation does not have goodwill on its balance sheet.

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

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 15%. This policy remained in effect during the quarter, and in management's opinion there were no material changes in interest rate risk since December 31, 2000, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases. Note that the yield on the one-year treasury constant maturity decreased to 3.72% at June 30, 2001 from 5.32% at December 31, 2000.

     The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 2001. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts -up to five years; cash manager and passbook plus accounts -up to six months; and regular savings accounts -up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                JUNE 30, 2001
                                                                                -------------
                                                   0-3             3-6                6-12              1-5             OVER 5
                                                  MONTHS          MONTHS             MONTHS            YEARS            YEARS
                                                  ------          ------             ------            -----            ------

                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities ...................       $  14,205        $   3,010         $   6,916         $  23,965        $     125
Loans held for sale .....................          10,864               --                --                --               --
Adjustable-rate loans ...................         103,638           14,769            29,534           167,768               --
Fixed-rate loans ........................           3,705            1,870             7,354            32,605            8,914
Due from mortgage investors .............          16,510               --                --                --               --
Mortgage-backed securities ..............             457            3,800             2,893             2,539              337
                                                ---------        ---------         ---------         ---------        ---------
   Total interest sensitive assets ......         149,379           23,449            46,697           226,877            9,376
                                                ---------        ---------         ---------         ---------        ---------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...............................          27,548           27,547                --                --               --
Time deposits ...........................          20,850           29,713            82,843            20,146               --
Other deposits (a) ......................          12,578           12,915            25,295            91,367           10,229
Borrowings ..............................          37,145               --                --             5,019              638
                                                ---------        ---------         ---------         ---------        ---------
   Total interest sensitive liabilities .          98,121           70,175           108,138           116,532           10,867
                                                ---------        ---------         ---------         ---------        ---------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities ............................       $  51,258        $ (46,726)        $ (61,441)        $ 110,345        $  (1,491)
                                                =========        =========         =========         =========        =========

Excess of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ..       $  51,258        $   4,532         $ (56,909)        $  53,436        $  51,945
                                                =========        =========         =========         =========        =========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .........           152.2%           102.7%             79.4%            113.6%           112.9%
                                                =========        =========         =========         =========        =========

Cumulative excess  as a
 percentage of total assets .............            10.7%             0.9%            (11.9)%            11.2%            10.9%
                                                =========        =========         =========         =========        =========

---------
(a)  Other deposits consist of regular savings and N.O.W. accounts.

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit as well as other overnight borrowings vehicles. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 2001 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, $27.0 million of which were from an overnight facility, were $32.7 million at June 30, 2001.

     During the 2001 period, the primary sources of liquidity were a $30.0 million increase in FHLBB advances, loan paydowns and amortization of $87.1 million and proceeds from maturities of investment securities of $9.6 million, a $3.4 million increase in deposit levels, and a $4.2 million increase in other borrowings. Primary uses of funds were $144.1 million in residential, commercial real estate, commercial and consumer loan originations and a $4.1 million purchase of investment securities. At June 30, 2001, the Bank had $1.0 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 2001:

     Within One Year                             (IN THOUSANDS)
     ---------------

                  Less than 3 months......          $ 6,751
                  3 to 6 months ..........            4,935
                  6 to 12 months .........           15,023
                                                    -------
                                                     26,709
                  More than 12 months.....            3,408
                                                    -------
                                                    $30,117
                                                    =======

CAPITAL ADEQUACY

     Total stockholders' equity at June 30, 2001 was $40.3 million, an increase of $2.6 million from $37.7 million at December 31, 2000. Included in stockholders' equity at June 30, 2001 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $234,000 as compared to an unrealized loss at December 31, 2000 of $60,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.44% at June 30, 2001 compared to 8.60% at December 31, 2000.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 2001, the FRB leverage capital ratio was 8.91% compared to 8.68% at December 31, 2000.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 2001, the Bank's leverage capital ratio, under FDIC guidelines, was 8.56% compared to 8.35% at December 31, 2000.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.34% and 10.93%, respectively, at June 30, 2001 compared to 11.44% and 11.06%, respectively, at December 31, 2000, thus exceeding their risk-based capital requirements.

     As of June 30, 2001, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 10.93%, 9.70%, and 8.56%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $477.4 million at June 30, 2001 from $438.1 million at December 31, 2000. Increases occurred in consumer, commercial real estate, commercial construction and commercial loans with decreases in investments and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $59.2 million at June 30, 2001 from $65.7 million at December 31, 2000. A majority of this decrease was from the maturity of corporate notes. Mortgage-backed securities decreased to $10.0 million at June 30, 2001 from $11.6 million at December 31, 2000 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 2001 ARE AS FOLLOWS:

                                                                 GROSS              GROSS
                                              AMORTIZED        UNREALIZED         UNREALIZED            FAIR
                                                COST             GAINS              LOSSES              VALUE
                                              ---------        ----------         ----------            -----
                                                                      (IN THOUSANDS)

AVAILABLE-FOR-SALE

Fixed income mutual funds ..........          $ 28,698          $    527           $     (8)          $ 29,217
FNMA mortgage-backed securities ....             7,038               257                 --              7,295
GNMA mortgage-backed securities ....             2,988                --                (11)             2,977
U.S. Government and related
 obligations .......................             7,653                 7                 (4)             7,656
Preferred stock ....................             5,314                --               (401)             4,913
                                              --------          --------           --------           --------
                                                51,691               791               (424)            52,058
                                              --------          --------           --------           --------

OTHER

Foreign government bonds and
  notes ............................             1,375                --                 --              1,375
Stock in Federal Home Loan Bank
  of Boston ........................             4,110                --                 --              4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................               108                --                 --                108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........             1,576               240                 --              1,816
                                              --------          --------           --------           --------
                                                 7,169               240                 --              7,409
                                              --------          --------           --------           --------
                                              $ 58,860          $  1,031           $   (424)          $ 59,467
                                              ========          ========           ========           ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $27.7 million during the 2001 period to $381.2 million at June 30, 2001. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of June 30, 2001 and December 31, 2000 (in thousands):

                                    JUNE 30, 2001    DECEMBER 31, 2000
                                    -------------    -----------------

Residential mortgages ......          $ 70,641           $ 88,517
Commercial real estate .....           202,866            178,666
Commercial construction.....            21,801             14,812
Commercial loans ...........            45,345             41,512
Consumer loans .............            29,704             24,825
                                      --------           --------
                                      $370,357           $348,332
                                      ========           ========

     Residential mortgage loan originations during the 2001 period were $58.2 million compared to $31.4 million in the 2000 period. The Corporation originated $48.4 million in fixed-rate loans during the 2001 period compared to $7.3 million during the 2000 period. Adjustable-rate loans totaling $9.8 million were originated during the 2001 period compared to $24.1 million during the 2000 period. The Corporation sold loans totaling $51.8 million during the 2001 period compared to $7.3 million sold in the 2000 period. At June 30, 2001, the Corporation held $10.9 million of fixed-rate residential mortgage loans for sale compared to $5.2 million at December 31, 2000. The increase in fixed-rate loan originations and decrease in adjustable-rate loan originations is a result of consumer preferences for fixed-rate loans in a lower interest-rate environment.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 2001 there were two loans considered impaired and performing totaling $720,000 compared to two loans considered impaired and performing totaling $991,000 at December 31, 2000.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $200,000 at June 30, 2001 and zero at December 31, 2000. This consists of one loan considered impaired and nonaccruing. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                JUNE 30, 2001     DECEMBER 31, 2000
                                                -------------     -----------------
                                                     (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears          $    --              $  --
Nonaccrual loans ........................              200                 --
                                                   -------              -----
Total nonperforming loans ...............          $   200              $  --
                                                   =======              =====
Percentage of nonperforming loans to:
Total loans .............................              .05%               N/A
                                                   =======              =====
Total assets ............................              .04%               N/A
                                                   =======              =====

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2001 and June 30, 2000 (dollars in thousands):

                                                            2001              2000
                                                            ----              ----

Balance at beginning of period ......................    $   4,781        $     4,271
                                                         ---------        -----------

Losses charged to the allowance:
    Residential mortgage ............................           --                 --
    Commercial mortgage and construction ............           --                 --
    Commercial loans ................................           --                 14
    Consumer loans ..................................            1                  5
                                                         ---------        -----------
                                                                 1                 19
                                                         ---------        -----------

Loan recoveries:
    Residential mortgage ............................           13                 12
    Commercial mortgage and construction ............           66                  1
    Commercial loans ................................            2                 13
    Consumer loans ..................................           10                 10
                                                         ---------        -----------
                                                                91                 36
                                                         ---------        -----------

Net recoveries ......................................          (90)               (17)
                                                         ---------        -----------

Provision for  loan losses charged to income ........            9                228
                                                         ---------        -----------

Balance at end of period ............................    $   4,880        $     4,516
                                                         =========        ===========

Allowance to total loans at end of period ...........         1.32%              1.42%
                                                         =========        ===========

Allowance to nonperforming loans at end of period....     2,440.00%        112,900.00%
                                                         =========        ===========

Allocation of ending balance:
    Residential mortgage ............................    $     630        $       663
    Commercial mortgage and construction ............        3,243              3,119
    Commercial loans ................................          678                513
    Consumer loans ..................................          329                221
                                                         ---------        -----------
                                                         $   4,880        $     4,516
                                                         =========        ===========

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

     In addition to the above components, management applies both a general allowance and an unallocated allowance. The general allowance is a percentage of the above calculations and is applied to compensate for a margin of error. An unallocated allowance that is not attributable to any specific loan or loan grade is also applied. This allowance is based on various factors. Among the factors are: the risk characteristics of the loan portfolio generally; general economic trends; assessment of the current business cycle; credit quality trends in relation to current economic conditions; trends in the outlook of banking regulators with respect to allowance for loan losses and supervisory concerns in general; and industry trends with respect to levels of allowance for loan losses. The amounts of the general and unallocated allowance at June 30, 2001 and 2000 are as follows: 2001 - $1,355,000, or 28% of the total allowance at June 30, 2001;

2000 - $1,362,000 or 30% of the total allowance at June 30, 2000. For purposes of the table on the preceding page, the general and unallocated allowance is reallocated to specific categories on a "pro-rata" basis.

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

     The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $920,000 of impaired loans, all of which is measured using the fair value method, is $74,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 2001, there were no material legal claims against the Corporation or its subsidiaries.

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

DUE FROM MORTGAGE INVESTORS

     Due from mortgage investors was $16.5 million at June 30, 2001 compared to zero at December 31, 2000. This represents the amount owed to the Corporation by mortgage investors for loans sold. During the 2001 period there have been significant delays by mortgage investors in making payments due to the backlog caused by the volume of mortgage loans sold into the secondary market nationwide.

OTHER ASSETS

     Included in other assets at June 30, 2001 and December 31, 2000 are $1.1 million and $1.3 million, respectively, of deferred income taxes receivable.

LIABILITIES

     Deposits increased to $390.4 million at June 30, 2001 from $387.0 million at December 31, 2000.

     The following table sets forth the classification of the Corporation's deposits as of June 30, 2001 and December 31, 2000 (in thousands):

                                    JUNE 30, 2001    DECEMBER 31, 2000
                                    -------------    -----------------

Noninterest bearing..........          $ 29,409          $ 26,641
NOW .........................            49,756            47,491
Money market ................            55,095            57,385
Savings .....................           102,628            98,276
Time ........................           153,552           157,254
                                       --------          --------
                                       $390,440          $387,047
                                       ========          ========

     Federal Home Loan Bank of Boston advances were $32.7 million at June 30, 2001 and $2.7 million at December 31, 2000. Securities sold under agreement to repurchase were $10.2 million at June 30, 2001 and $6.0 million at December 31, 2000.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

GENERAL

     The Corporation recorded a profit for the 2001 quarter of $2.0 million compared to a profit for the 2000 quarter of $1.7 million. The increase in the 2001 quarter profit is primarily due to increased levels of earning assets, gains on sales of mortgage loans, and receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years.

     Net interest income for the 2001 and 2000 quarters was $5.0 million and $5.1 million, respectively. The weighted average interest rate spread for the 2001 quarter was 4.45% compared to 4.85% for the 2000 quarter. The net yield on average earning assets was 4.68% for the 2001 quarter and 5.10% for the 2000 quarter. The return on average assets and the return on average stockholders' equity were 1.81% and 20.66%, respectively, for the 2001 quarter compared to 1.60% and 18.85%, respectively, for the 2000 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $8.5 million for the 2001 quarter from $8.2 million for the 2000 quarter. Interest on loans increased to $7.6 million for the 2001 quarter from $6.8 million for the 2000 quarter. The average loan yield decreased to 8.11% for the 2001 quarter from 8.65% for the 2000 quarter and average loans outstanding increased during the 2001 quarter as compared to the 2000 quarter. Interest and dividends on investments was $706,000 for the 2001 quarter and $1.2 million in the 2000 quarter. The average amount of investments held decreased and the average yield on investments decreased to 6.13% for the 2001 quarter from 6.52% for the 2000 quarter. Mortgage-backed securities income decreased to $199,000 in the 2001 quarter from $233,000 in the 2000 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

     Interest on deposits increased to $3.2 million for the 2001 quarter from $3.0 million for the 2000 quarter. The average balance of deposits increased in the 2001 quarter and the average cost of deposits increased to 3.37% for the 2001 quarter from 3.35% for the 2000 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $303,000 from $88,000 for the 2001 and 2000 quarters, respectively. The average borrowings increased as the Corporation utilized its borrowing capability with the FHLBB. The average cost increased to 4.15% for the 2001 quarter from 3.64% in the 2000 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 2001 quarter was $703,000 compared to $367,000 for the 2000 quarter. Customer service fees were $322,000 in the 2001 quarter and $320,000 in the 2000 quarter. The gain from the sale of mortgage loans was $180,000 in the 2001 quarter compared to $46,000 in the 2000 quarter. Because the Corporation typically sells fixed-rate loans it originates and holds adjustable-rate loans in portfolio, and because more fixed-rate loans were originated in the 2001 quarter, gains on sale of mortgage loans increased. Also included in non-interest income in the 2001 quarter is $200,000 of pre-tax interest for the resolution of certain tax matters of prior years.

NON-INTEREST EXPENSE

     Total non-interest expense increased to $3.0 million in the 2001 quarter from $2.9 million in the 2000 quarter. Office occupancy and equipment has increased from $320,000 in the 2001 quarter from $291,000 in the 2000 quarter due to increases in general building-related expenses. Outside data processing expense decreased to $152,000 in the 2001 quarter from $174,000 in the 2000 quarter due to a one-time item in the

2000 quarter. Other expense was $519,000 in the 2001 quarter and $458,000 in the 2000 quarter. The increase is due to increases in general business related expenses as well as expenses for staff recruitment.

INCOME TAX EXPENSE

     The Corporation's tax rate decreased to 27.2% in the 2001 quarter from 32.8% in the 2000 quarter. Included in the income tax expense is $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years. The Corporation's tax rate without this reduction is 33.5%.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

GENERAL

     The Corporation recorded a profit for the 2001 period of $3.8 million compared to a profit for the 2000 period of $3.1 million. The increase in the 2001 period is primarily due to increased levels of earning assets, gains on sales of mortgage loans, and receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years.

     Net interest income for the 2001 and 2000 periods were $10.0 million and $9.8 million, respectively. The weighted average interest rate spread for the 2001 period was 4.50% compared to 4.73% for the 2000 period. The net yield on average earning assets was 4.73% for the 2001 period and 4.97% for the 2000 period. The return on average assets and the return on average stockholders' equity were 1.71% and 19.49%, respectively, for the 2001 period compared to 1.53% and 17.78%, respectively, for the 2000 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $17.0 million for the 2001 period from $16.0 million for the 2000 period. Interest on loans increased to $15.1 million for the 2001 period from $13.0 million for the 2000 period. Average loans outstanding increased during the 2001 period while the average loan yield decreased to 8.26% for the 2001 period compared to 8.61% for the 2000 period. Interest and dividends on investments was $1.5 and $2.5 million for the 2001 and 2000 periods, respectively. The average amount of investments held decreased and the average yield on investments increased to 6.34% for the 2001 period from 6.28% for the 2000 period. Mortgage-backed securities income decreased to $416,000 in the 2001 period from $470,000 in the 2000 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns.

INTEREST EXPENSE

     Interest on deposits increased to $6.5 million for the 2001 period from $6.0 million for the 2000 period. This increase was related to an increase in the average cost of deposits to 3.47% for the 2001 period from 3.35% for the 2000 period as well as an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $523,000 in the 2001 period from $167,000 for the 2000 period. The average borrowings increased as the Corporation utilized its borrowing capability with the FHLBB. The average cost increased to 4.32% in the 2001 period from 3.64% in the 2000 period.

NON-INTEREST INCOME

     Total non-interest income for the 2001 period was $1.2 million compared to $665,000 for the 2000 period. Customer service fees increased to $610,000 in the 2001 period from $576,000 in the 2000 period. The gain from the sale of mortgage loans was $368,000 in the 2001 period compared to $86,000 in the 2000 period. The Bank sells fixed-rate loans it originates and holds adjustable-rate loans in portfolio, and because more fixed-rate loans were originated in the 2001 period, gains on sale of mortgage loans increased. Also included in non-interest in income in the 2001 period is $200,000 of pre-tax interest for the resolution of certain tax matters of prior years. A $40,000 pre-tax recovery of an investment written off several years ago is also reflected in the 2001 period.

NON-INTEREST EXPENSE

     Total non-interest expense was $5.7 million in the 2001 period and $5.6 million in the 2000 period. Occupancy and equipment increased in the 2001 period to $651,000 from $590,000 in the 2000 period due to increases in general building-related expenses. Other expense increased to $1.0 million in the 2001 period from $915,000 in the 2000 period due to increases in general business related expenses as well as expenses for staff recruitment.

INCOME TAX EXPENSE

     The Corporation's tax rate decreased in the 2001 period to 30.8% from 32.4% in the 2000 period. Included in income tax expense is $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years. The Corporation's tax rate without this reduction is 34.0%

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                          ANNUAL MEETING - MAY 2, 2001

     A.   ELECTION OF DIRECTORS

TERM TO EXPIRE IN 2003

                               Total Vote for    Total Vote Withheld
                               Each Director     From Each Director
                               --------------    ------------------

     Francis L. Conway           6,649,463             56,470
     Arthur E. Holden            6,647,463             58,470
     Stephen G. Kasnet           6,652,263             53,670
     Linda Lerner                6,645,813             60,120
     George W. Phillips          6,648,213             57,720
     John H. Womack              6,635,973             69,960

                                 OTHER DIRECTORS

          TERM TO EXPIRE IN 2002                      TERM TO EXPIRE IN 2003
          ----------------------                      ----------------------
          Peter V. Bent                               Stephen J. Connolly, IV
          Stephen R. Howe                             Robert R. Fanning, Jr.
          Arthur E. McCarthy                          Paul M. Peduto
          John D. Smidt                               John R. Putney

ITEM 5.   OTHER INFORMATION
          None


ITEM 6.   EXHIBITS
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WARREN BANCORP, INC.


DATE: August 8, 2001                    By: /s/ John R. Putney
                                            ------------------------------------
                                            John R. Putney
                                            President and
                                            Chief Executive Officer


DATE: August 8, 2001                    By: /s/ Paul M. Peduto
                                            ------------------------------------
                                            Paul M. Peduto
                                            Treasurer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)