Form 10-Q
period 2001-09-30
WARREN BANCORP INC
filed 2001-11-08
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended September 30, 2001 or
                              ------------------

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

     Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at November 7, 2001
--------------------------------------           -------------------------------
Common Stock, par value $.10 per share                      7,380,731

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,     DECEMBER 31
                                                                                           2001              2000
                                                                                       -------------     -----------
ASSETS

Cash and due from banks (non-interest bearing)                                           $ 17,575          $ 13,669
Money market funds and overnight investments                                                1,276                74
                                                                                         --------          --------
   Cash and cash equivalents                                                               18,851            13,743
Due from mortgage investors                                                                15,412                --
Investment and mortgage-backed securities available for sale (amortized
   cost of $56,842 at September 30, 2001 and $58,776 at December 31, 2000)                 58,002            58,696
Other investments (fair value of $7,409 at  September 30, 2001 and
   December 31, 2000)                                                                       7,169             7,044
Loans held for sale                                                                        13,630             5,180
Loans                                                                                     365,979           348,332
Allowance for loan losses                                                                  (4,928)           (4,781)
                                                                                         --------          --------
   Net loans                                                                              361,051           343,551
Banking premises and equipment, net                                                         4,844             5,056
Accrued interest receivable                                                                 2,562             2,573
Other assets                                                                                1,951             2,279
                                                                                         --------          --------

   Total assets                                                                          $483,472          $438,122
                                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                                                              $399,073          $387,047
   Borrowed funds                                                                          38,730             8,654
   Escrow deposits of borrowers                                                             1,117             1,329
   Accrued interest payable                                                                   532               550
   Accrued expenses and other liabilities                                                   2,352             2,860
                                                                                         --------          --------

     Total liabilities                                                                    441,804           400,440
                                                                                         --------          --------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
      Issued and outstanding - none                                                            --                --
   Common stock, $.10 par value; Authorized - 20,000,000 shares;
      Issued - 8,094,414 shares at September 30, 2001 and December 31, 2000
      Outstanding - 7,365,731 shares at September 30, 2001 and 7,337,611
        at December 31, 2000                                                                  809               809
   Additional paid-in capital                                                              35,659            35,715
   Retained earnings                                                                       10,463             7,462
   Treasury stock, at cost, 728,683 shares at September 30, 2001 and
        756,803 shares at December 31, 2000                                                (6,012)           (6,244)
                                                                                         --------          --------
                                                                                           40,919            37,742
   Unrealized gain (loss) on securities available for sale, net of income taxes               749               (60)
                                                                                         --------          --------

      Total stockholders' equity                                                           41,668            37,682
                                                                                         --------          --------

      Total liabilities and stockholders' equity                                         $483,472          $438,122
                                                                                         ========          ========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    ------------------------          ------------------------

                                                                      2001             2000             2001             2000
                                                                    -------          -------          -------          -------

Interest and dividend income:
   Interest on loans                                                $ 7,585          $ 7,019          $22,643          $20,066
   Interest and dividends on investments                                656            1,145            2,165            3,618
   Interest on mortgage-backed securities                               183              235              599              705
                                                                    -------          -------          -------          -------
      Total interest and dividend income                              8,424            8,399           25,407           24,389
                                                                    -------          -------          -------          -------

Interest expense:
   Interest on deposits                                               3,175            3,246            9,661            9,287
   Interest on borrowed funds                                           317              107              840              274
                                                                    -------          -------          -------          -------
      Total interest expense                                          3,492            3,353           10,501            9,561
                                                                    -------          -------          -------          -------

      Net interest income                                             4,932            5,046           14,906           14,828
Provision for  loan losses                                               38              114               47              342
                                                                    -------          -------          -------          -------
      Net interest income after provision for  loan losses            4,894            4,932           14,859           14,486

Non-interest income:
   Customer service fees                                                332              367              942              943
   Gains on sales of investment securities, net                          --              208               --              208
   Gains on sales of fixed assets, net                                   --              376               --              376
   Gains on sales of mortgage loans                                     292               39              660              125
   Other                                                                  4                1              247                4
                                                                    -------          -------          -------          -------

      Total non-interest income                                         628              991            1,849            1,656
                                                                    -------          -------          -------          -------

      Income before non-interest expense and income taxes             5,522            5,923           16,708           16,142
                                                                    -------          -------          -------          -------

Non-interest expense:
   Salaries and employee benefits                                     1,890            1,756            5,393            5,266
   Office occupancy and equipment                                       311              288              962              878
   Professional services                                                 41               45              139              125
   Marketing                                                             70               79              248              276
   Outside data processing                                              145              133              432              436
   Other                                                                535              500            1,545            1,415
                                                                    -------          -------          -------          -------
      Total non-interest expenses                                     2,992            2,801            8,719            8,396
                                                                    -------          -------          -------          -------


      Income before income taxes                                      2,530            3,122            7,989            7,746
   Income tax expense                                                   844            1,081            2,524            2,578
                                                                    -------          -------          -------          -------

      Net income                                                    $ 1,686          $ 2,041          $ 5,465          $ 5,168
                                                                    =======          =======          =======          =======

      Basic earnings per share                                      $  0.23          $  0.28          $  0.74          $  0.71
                                                                    =======          =======          =======          =======

      Diluted earnings per share                                    $  0.22          $  0.27          $  0.72          $  0.70
                                                                    =======          =======          =======          =======


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                             2001             2000
                                                                           --------         --------
Cash flows from operating activities:
   Net income                                                              $  5,465         $  5,168

   Adjustments to reconcile net income to net cash provided by operating activities:

     Provision for loan losses                                                   47              342
     Depreciation and amortization                                              403              377
     (Accretion) amortization of premiums, fees and discounts                  (106)              27
     (Gains) on sales of investment securities                                   --             (208)
     (Gains) on sales of mortgage loans                                        (660)            (125)
     (Gains) on sales of fixed assets                                            --             (376)
     (Increase) decrease in loans held for sale                              (8,450)             458
     Decrease in accrued interest receivable                                     11              248
     (Increase)  in other assets                                               (104)            (199)
     (Increase) in due from mortgage investors                              (15,412)              --
     (Decrease) in accrued interest payable                                     (18)             (24)
     (Decrease) increase in other liabilities and escrow deposits              (699)           1,261
                                                                           --------         --------

         Net cash provided by (used in) operating activities                (19,523)           6,949
                                                                           --------         --------

Cash flows from investing activities:
   Purchase of investment securities                                        (11,981)         (22,925)
   Purchase of mortgage-backed securities                                    (2,049)              --
   Proceeds from sales of investment securities available for sale               --            2,204
   Proceeds from maturities of investment securities                         13,295           31,840
   Proceeds from payments of mortgage-backed securities                       2,651            1,552
   Proceeds from sales of fixed assets                                           --              669
   Net (increase) in loans                                                  (16,887)         (40,350)
   Purchases of premises and equipment                                         (191)            (716)
                                                                           --------         --------

         Net cash (used in)  investing activities                           (15,162)         (27,726)
                                                                           --------         --------

Cash flows from financing activities:
   Net increase in deposits                                                  12,026           21,674
   Proceeds from Federal Home Loan Bank advances                             24,166               --
   Net increase in other borrowed funds                                       5,910            3,929
   Dividends paid                                                            (2,464)          (3,805)
   Purchase of treasury stock                                                    --             (183)
   Stock options exercised                                                      155               73
                                                                           --------         --------

          Net cash provided by  financing activities                         39,793           21,688
                                                                           --------         --------

   Net  increase in cash and cash equivalents                                 5,108              911
   Cash and cash equivalents at beginning of period                          13,743           21,456
                                                                           --------         --------

   Cash and cash equivalents at end of period                              $ 18,851         $ 22,367
                                                                           ========         ========

   Cash paid during the period for:
       Interest                                                            $ 10,519         $  9,585
       Income taxes                                                        $  3,061         $  1,644


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                             (DOLLARS IN THOUSANDS)


                                                                                                ACCUMULATED
                                                                        ADDITIONAL                OTHER
                                                 COMPREHENSIVE  COMMON   PAID-IN     RETAINED  COMPREHENSIVE    TREASURY
                                                    INCOME       STOCK   CAPITAL     EARNINGS  INCOME (LOSS)      STOCK      TOTAL
                                                 -------------  ------  ----------   --------  -------------    --------    -------

Balance at December 31, 2000                                     $809   $ 35,715    $  7,462     $    (60)      $ (6,244)   $37,682

   Comprehensive income:
     Net income                                     $5,465         --         --       5,465           --             --      5,465
     Other comprehensive income:
        Unrealized gain on securities available
         for sale, net of taxes                        809         --         --          --          809             --        809
                                                    ------
   Comprehensive income                             $6,274
                                                    ======

   Dividends paid                                                  --         --      (2,464)          --             --     (2,464)

     Tax benefit of options exercised                              --         21          --           --             --         21

     Issuance of 28,120 shares for exercise
      of options                                                   --        (77)         --           --            232        155
                                                                 ----   --------    --------     --------       --------    -------

Balance at September 30, 2001                                    $809   $ 35,659    $ 10,463     $    749       $ (6,012)   $41,668
                                                                 ====   ========    ========     ========       ========    =======


           See accompanying notes to consolidated financial statements

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 2000. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 2001, the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and September 30, 2000, and the related condensed consolidated statements of operations for the three months ended and nine months ended September 30, 2001 and September 30, 2000 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year.

EARNINGS PER SHARE

     The components of basic and diluted EPS for the quarters and nine months ended September 30, 2001 and 2000 are as follows:

                                                         QUARTER ENDED SEPTEMBER 30,
                                  NET INCOME               WEIGHTED AVERAGE SHARES         NET INCOME PER SHARE
                            -----------------------------------------------------------------------------------
                             2001            2000            2001            2000            2001         2000
                            -----------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                   $1,686          $2,041           7,366           7,324          $0.23        $0.28
Effect of dilutive
   stock options                --              --             211             123           (.01)        (.01)
                            ------          ------          ------          ------          -----        -----
Dilutive EPS                $1,686          $2,041           7,577           7,447          $0.22        $0.27
                            ======          ======          ======          ======          =====        =====


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                  NET INCOME                WEIGHTED AVERAGE SHARES        NET INCOME PER SHARE
                            -----------------------------------------------------------------------------------
                             2001            2000            2001            2000            2001         2000
                            -----------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                   $5,465          $5,168           7,354           7,318          $0.74        $0.71
Effect of dilutive
   stock options                --              --             187             109           (.02)        (.01)
                            ------          ------          ------          ------          -----        -----
Dilutive EPS                $5,465          $5,168           7,541           7,427          $0.72        $0.70
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

     Specific reportable segment information as of and for the quarters and nine-month periods ended September 30, 2001 and 2000 is as follows (in thousands):

                        QUARTER ENDED SEPTEMBER 30, 2001

                                 CORPORATE        RESIDENTIAL       PERSONAL                                          WARREN BANCORP
                                  BANKING          MORTGAGE         BANKING           OTHER         ELIMINATIONS       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

Interest income-external          $ 5,753          $ 1,820          $   735          $   116                --           $ 8,424

Interest income-internal               --               --            3,629               --           $(3,629)               --

Fee and other income                   49              310              266                3                --               628

Net income                          1,293              356              201             (164)               --             1,686

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

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                 CORPORATE       RESIDENTIAL       PERSONAL                                          WARREN BANCORP
                                  BANKING         MORTGAGE         BANKING           OTHER          ELIMINATIONS      CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

Interest income-external         $ 16,919         $  5,799         $  2,372         $    317                --          $ 25,407

Interest income-internal               --               --           11,416               --          $(11,416)               --

Fee and other income                  165              690              751              243                --             1,849

Net income                          3,394              951            1,180              (60)               --             5,465

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                 CORPORATE         PERSONAL                                          WARREN BANCORP
                                  BANKING          BANKING           OTHER          ELIMINATIONS      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Based on the Corporation's balance sheet at September 30, 2001, there would be no impact from the adoption of SFAS 141 and SFAS 142 because the Corporation does not have goodwill on its balance sheet.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of this statement will have a material effect on the Corporation's financial condition.

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three and nine months ended September 30, 2001 (the "2001 quarter" and "2001 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded an increased profit for the 2001 period as compared to the nine months ended September 30, 2000 (the "2000 period") primarily due to increased asset levels, increased gains on sales of mortgage loans, and receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years. When general interest rates decrease, the Bank's weighted average interest-rate spread and net yield on average earnings assets will usually decrease. This is mainly because certain sources of funds, namely NOW and regular savings deposits, may not have their rates decreased at the same rate as the Bank's assets. Also demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease.

     Included in the 2000 period is a gain of $208,000 on a security that was called and a gain of $376,000 on a sale of a parcel of land that had been used for the Bank's South Peabody branch office before the office moved.

     Nonperforming loans increased to $350,000 in the 2001 period from zero at December 31, 2000. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Based on the Corporation's balance sheet at September 30, 2001, there would be no impact from the adoption of SFAS 141 and SFAS 142 because the Corporation does not have goodwill on its balance sheet.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of this statement will have a material effect on the Corporation's financial condition.

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

     During the 2001 fiscal year, short-term interest rates have declined significantly. The yield on the one-year treasury constant maturity decreased to 2.49% at September 30, 2001 from 5.32% at December 31, 2000, and prime rate decreased to 5.50% at September 30, 2001 from 9.50% at December 31, 2000. This decrease in interest rates is beyond the parameters of the Corporation's simulation analysis; however, this analysis assumes that rates IMMEDIATELY shift up or down 200 basis points. The actual change in rates has been a gradual decrease throughout the 2001 fiscal year. Comparatively, the change in the actual net yield on average earning assets through September is an 11-basis-point, or 2.3%, decrease from the original projection. The simulation analysis resulted in a 16-basis-point, or 3.4%, decrease from the original projection. Both the actual results and the result from the simulation analysis are within policy guidelines.

     The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 2001. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts -up to five years; cash manager and passbook plus accounts -up to six months; and regular savings accounts -up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                               SEPTEMBER 30, 2001
                                                                               ------------------
                                                   0-3              3-6               6-12              1-5             OVER 5
                                                  MONTHS           MONTHS            MONTHS            YEARS            YEARS
                                                  ------           ------            ------            -----            ------
                                                                            (Dollars in Thousands)

INTEREST SENSITIVE ASSETS:
Investment securities ......................     $ 17,083         $  2,584          $  8,896          $ 24,090         $     --
Loans held for sale ........................       13,630               --                --                --               --
Adjustable-rate loans ......................      104,031            9,674            37,105           158,745               --
Fixed-rate loans ...........................        3,398            4,938             3,155            36,879            7,854
Due from mortgage investors ................       15,412               --                --                --               --
Mortgage-backed securities .................        1,476            1,484             3,842             3,921              224
                                                 --------         --------          --------          --------         --------
   Total interest sensitive assets .........      155,030           18,680            52,998           223,635            8,078
                                                 --------         --------          --------          --------         --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ..................................       29,045           29,045                --                --               --
Time deposits ..............................       33,306           50,435            54,430            19,352               --
Other deposits (a) .........................       13,007           12,547            25,521            92,815           10,549
Borrowings .................................       33,073               --             3,000             2,019              638
                                                 --------         --------          --------          --------         --------
   Total interest sensitive liabilities ....      108,431           92,027            82,951           114,186           11,187
                                                 --------         --------          --------          --------         --------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities ...............................     $ 46,599         $(73,347)         $(29,953)         $109,449         $ (3,109)
                                                 ========         ========          ========          ========         ========

Excess of cumulative
 interest sensitive assets over
 cumulative interest sensitive
 liabilities ...............................     $ 46,599         $(26,748)         $(56,701)         $ 52,748         $ 49,639
                                                 ========         ========          ========          ========         ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities ............        143.0%            86.7%             80.0%            113.3%           112.1%
                                                 ========         ========          ========          ========         ========

Cumulative excess  as a
 percentage of total assets ................          9.6%            (5.5)%           (11.7)%            10.9%            10.3%
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

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB were $26.8 million at September 30, 2001, $21.2 million of which were from an overnight facility.

     During the 2001 period, the primary sources of liquidity were a $24.2 million increase in FHLBB advances, loan paydowns and amortization of $129.7 million and proceeds from maturities of investment securities of $13.3 million, a $12.0 million increase in deposit levels, and a $5.9 million increase in other borrowings. Primary uses of funds were $207.4 million in residential, commercial real estate, commercial and consumer loan originations, a $12.0 million purchase of investment securities and a $2.0 million purchase of mortgage-backed securities. At September 30, 2001, the Bank had $1.2 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 2001:

     Within One Year                             (IN THOUSANDS)
     ---------------

                  Less than 3 months ........       $ 8,378
                  3 to 6 months .............        10,801
                  6 to 12 months ............         9,450
                                                    -------
                                                     28,629
                  More than 12 months........         3,791
                                                    -------
                                                    $32,420
                                                    =======

CAPITAL ADEQUACY

     Total stockholders' equity at September 30, 2001 was $41.7 million, an increase of $4.0 million from $37.7 million at December 31, 2000. Included in stockholders' equity at September 30, 2001 is an unrealized gain on securities available for sale of $749,000 as compared to an unrealized loss at December 31, 2000 of $60,000. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 8.62% at September 30, 2001 compared to 8.60% at December 31, 2000.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 2001, the FRB leverage capital ratio was 8.78% compared to 8.68% at December 31, 2000.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 2001, the Bank's leverage capital ratio, under FDIC guidelines, was 8.44% compared to 8.35% at December 31, 2000.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 11.73% and 11.32%, respectively, at September 30, 2001 compared to 11.44% and 11.06%, respectively, at December 31, 2000, thus exceeding their risk-based capital requirements.

     As of September 30, 2001, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.32%, 10.07%, and 8.44%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets increased to $483.5 million at September 30, 2001 from $438.1 million at December 31, 2000. Increases occurred in consumer, commercial real estate, commercial construction, commercial loans, loans held for sale, and due from mortgage investors, with decreases in residential mortgage loans and investments and mortgage-backed securities available for sale.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investments, consisting of investment securities and mortgage-backed securities available for sale, and other investments, decreased to $65.2 million at September 30, 2001 from $65.7 million at December 31, 2000. A majority of this decrease was from the maturity of corporate notes. Mortgage-backed securities decreased to $10.9 million at September 30, 2001 from $11.6 million at December 31, 2000. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 2001 ARE AS FOLLOWS:

                                                           GROSS                         GROSS
                                            AMORTIZED    UNREALIZED    UNREALIZED         FAIR
                                              COST         GAINS         LOSSES          VALUE
                                            ---------    ----------    ----------       --------
                                                               (IN THOUSANDS)

AVAILABLE-FOR-SALE

Fixed income mutual funds .............     $ 28,698      $  1,066       $     --       $ 29,764
FNMA mortgage-backed securities .......        8,215           225             --          8,440
GNMA mortgage-backed securities .......        2,732            64             --          2,796
U.S. Government and related
  obligations .........................       11,883            33             --         11,916
Preferred stock .......................        5,314            25           (253)         5,086
                                            --------      --------       --------       --------
                                              56,842         1,413           (253)        58,002
                                            --------      --------       --------       --------

OTHER

Foreign government bonds and
  notes ...............................        1,375            --             --          1,375
Stock in Federal Home Loan Bank
  of Boston ...........................        4,110            --             --          4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ......................          108            --             --            108
Stock in Savings Bank Life Insurance
  Company of Massachusetts ............        1,576           240             --          1,816
                                            --------      --------       --------       --------
                                               7,169           240             --          7,409
                                            --------      --------       --------       --------
                                            $ 64,011      $  1,653       $   (253)      $ 65,411
                                            ========      ========       ========       ========

LOANS AND LOANS HELD FOR SALE

     Loans and loans held for sale increased by $26.1 million during the 2001 period to $379.6 million at September 30, 2001. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of September 30, 2001 and December 31, 2000 (in thousands):

                                 SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                 ------------------         -----------------

Residential mortgages ......          $ 64,545                  $ 88,517
Commercial real estate .....           205,632                   178,666
Commercial construction.....            19,402                    14,812
Commercial loans ...........            48,265                    41,512
Consumer loans .............            28,135                    24,825
                                      --------                  --------
                                      $365,979                  $348,332
                                      ========                  ========

     Residential mortgage loan originations during the 2001 period were $87.0 million compared to $52.1 million in the 2000 period. The Corporation originated $72.1 million in fixed-rate loans during the 2001 period compared to $10.6 million during the 2000 period. Adjustable-rate loans totaling $14.9 million were originated during the 2001 period compared to $41.5 million during the 2000 period. The Corporation sold loans totaling $76.0 million during the 2001 period compared to $10.6 million sold in the 2000 period. At September 30, 2001, the Corporation held $13.6 million of fixed-rate residential mortgage loans for sale compared to $5.2 million at December 31, 2000. The increase in fixed-rate loan originations and decrease in adjustable-rate loan originations is a result of consumer preferences for fixed-rate loans in a lower interest-rate environment.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the minimum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 2001 there were two loans considered impaired and performing totaling $717,000 compared to two loans considered impaired and performing totaling $991,000 at December 31, 2000.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $350,000 at September 30, 2001 and zero at December 31, 2000. This consists of one loan 90 days in arrears and accruing and one loan considered impaired and nonaccruing. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                 SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                 ------------------    -----------------
                                                         (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears.....          $150                  $  --
Nonaccrual loans .............................           200                     --
                                                        ----                  -----
Total nonperforming loans ....................          $350                  $  --
                                                        ====                  =====
Percentage of nonperforming loans to:
Total loans ..................................           .10%                   N/A
                                                        ====                  =====
Total assets .................................           .07%                   N/A
                                                        ====                  =====

ALLOWANCE FOR LOAN LOSSES

     The following table presents the activity in the allowance for loan losses for the nine months ended September 30, 2001 and September 30, 2000 (dollars in thousands):

                                                           2001              2000
                                                         ---------         --------
Balance at beginning of period ......................    $   4,781         $  4,271
                                                         ---------         --------

Losses charged to the allowance:
    Residential mortgage ............................           --               --
    Commercial mortgage and construction ............           --               --
    Commercial loans ................................           --               14
    Consumer loans ..................................            1                8
                                                         ---------         --------
                                                                 1               22
                                                         ---------         --------

Loan recoveries:
    Residential mortgage ............................           21               17
    Commercial mortgage and construction ............           66                1
    Commercial loans ................................            5               17
    Consumer loans ..................................            9               15
                                                         ---------         --------
                                                               101               50
                                                         ---------         --------

Net recoveries ......................................         (100)             (28)
                                                         ---------         --------
Provision for  loan losses charged to income ........           47              342
                                                         ---------         --------
Balance at end of period ............................    $   4,928         $  4,641
                                                         =========         ========

Allowance to total loans at end of period ...........         1.35%            1.40%
                                                         =========         ========

Allowance to nonperforming loans at end of period....     1,408.00%         3,683.3%
                                                         =========         ========

     Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

     Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from a third-party credit-review consulting firm. Management uses a process that takes into consideration specific and general portfolio risk, economic conditions and the current regulatory environment. For impaired loans, whether performing or non-performing, management quantifies potential losses. For all other loans a grading system is used based on assessed credit risk, and loss percentage are applied to these loans. The loss percentages are determined by reviewing historic loss trends in each grade category and taking into consideration industry and regulatory norms and current economic conditions.

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

     The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $917,000 of impaired loans, all of which is measured using the fair value method, is $103,000.

     The required allowance for loan losses could increase in future periods if the condition of the loan portfolio deteriorates or if the balance of the portfolio increases. Such an increase in the allowance could require additional provisions for loan losses to be charged to income.

DUE FROM MORTGAGE INVESTORS

     Due from mortgage investors was $15.4 million at September 30, 2001 compared to zero at December 31, 2000. This represents the amount owed to the Corporation by mortgage investors for loans sold. During the 2001 period there have been significant delays by mortgage investors in making payments due to the backlog caused by the volume of mortgage loans sold into the secondary market nationwide.

OTHER ASSETS

     Included in other assets at September 30, 2001 and December 31, 2000 are $830,000 and $1.3 million, respectively, of deferred income taxes receivable.

DEPOSITS

     Deposits increased to $399.1 million at September 30, 2001 from $387.0 million at December 31, 2000.

     The following table sets forth the classification of the Corporation's deposits as of September 30, 2001 and December 31, 2000 (in thousands):

                             SEPTEMBER 30, 2001        DECEMBER 31, 2000
                             ------------------        -----------------

Noninterest bearing.....          $ 29,111                  $ 26,641
NOW ....................            48,484                    47,491
Money market ...........            58,090                    57,385
Savings ................           105,955                    98,276
Time ...................           157,433                   157,254
                                  --------                  --------
                                  $399,073                  $387,047
                                  ========                  ========

BORROWINGS

     Federal Home Loan Bank of Boston advances were $26.8 million at September 30, 2001 and $2.7 million at December 31, 2000. Securities sold under agreement to repurchase were $11.9 million at September 30, 2001 and $6.0 million at December 31, 2000.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 2001, there were no material legal claims against the Corporation or its subsidiaries.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

  GENERAL

     The Corporation recorded a profit for the 2001 quarter of $1.7 million compared to a profit for the 2000 quarter of $2.0 million. The decrease in the 2001 quarter profit is due to decreased spreads, due to generally lower interest rates as compared to the 2000 quarter inspite of increased asset levels. In addition, included in the 2000 quarter is a gain on sale of a parcel of land and building of the former location of the Bank's South Peabody branch office, and a gain on sale of a preferred equity security, which was called.

     Net interest income for the 2001 and 2000 quarters was $4.9 million and $5.0 million, respectively. The weighted average interest rate spread for the 2001 quarter was 4.24% compared to 4.78% for the 2000 quarter. The net yield on average earning assets was 4.45% for the 2001 quarter and 4.98% for the 2000 quarter. The return on average assets and the return on average stockholders' equity were 1.45% and 16.53%, respectively, for the 2001 quarter compared to 1.93% and 22.80%, respectively, for the 2000 quarter.

  INTEREST AND DIVIDEND INCOME

     Total interest and dividend income was $8.4 million for the 2001 and 2000 quarters. Interest on loans increased to $7.6 million for the 2001 quarter from $7.0 million for the 2000 quarter. The average loan yield decreased to 7.79% for the 2001 quarter from 8.65% for the 2000 quarter and average loans outstanding increased during the 2001 quarter as compared to the 2000 quarter. Interest and dividends on investments was $656,000 for the 2001 quarter and $1.1 million in the 2000 quarter. The average amount of investments held decreased and the average yield on investments decreased to 5.32% for the 2001 quarter from 6.60% for the 2000 quarter. Mortgage-backed securities income decreased to $183,000 in the 2001 quarter from $235,000 in the 2000 quarter due to a decrease in the average amount of mortgage-backed securities held and a decreased yield of 6.69% in the 2001 quarter from 7.44% in the 2000 quarter.

INTEREST EXPENSE

     Interest on deposits was $3.2 million for the 2001 and 2000 quarters. The average balance of deposits increased in the 2001 quarter and the average cost of deposits decreased to 3.23% for the 2001 quarter from 3.47% for the 2000 quarter. Interest on borrowed funds and escrow deposits of borrowers increased to $317,000 from $107,000 for the 2001 and 2000 quarters, respectively. The average cost increased to 3.63% for the 2001 quarter from 3.46% in the 2000 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 2001 quarter was $628,000 compared to $991,000 for the 2000 quarter. Customer service fees decreased to $332,000 in the 2001 quarter from $367,000 in the 2000 quarter. The 2000 quarter included commercial real estate loan prepayment fees. The gain from the sale of mortgage loans was $292,000 in the 2001 quarter compared to $39,000 in the 2000 quarter. Because the Corporation sells fixed-rate loans that it originates, and because more fixed-rate loans were originated in the 2001 quarter, gains on sale of mortgage loans increased. Non-interest income in the 2000 quarter also included two aforementioned items. One was a gain of $208,000 resulting from a call of a preferred equity security. The other was a gain of $376,000 from the sale of a parcel of land and building of the former location of the Bank's South Peabody branch office.

NON-INTEREST EXPENSE

     Total non-interest expense increased to $3.0 million in the 2001 quarter from $2.8 million in the 2000 quarter. Salaries and employee benefits were $1.9 million in the 2001 quarter and $1.8 million in the 2000 quarter. These expenses increased due to increases in salaries and associated benefits for existing staff. Other expenses increased to $535,000 in the 2001 quarter from $500,000 in the 2000 quarter due to training costs and costs associated with the increased volume in the residential mortgage business. Included in the 2000 quarter are $50,000 of nonrecurring expenses.

  INCOME TAX EXPENSE

     The Corporation's tax rate decreased to 33.4% in the 2001 quarter from 34.6% in the 2000 quarter mainly due to a lower percentage of income taxed at a lower state tax rate.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

GENERAL

     The Corporation recorded a profit for the 2001 period of $5.5 million compared to a profit for the 2000 period of $5.2 million. The increase in the 2001 period is primarily due to increased asset levels despite decreased spreads, an increase in the gains on sales of mortgage loans, and receipt of state tax refunds plus interest for the resolution of certain tax matters of prior years. The 2000 period includes a gain on sale of a parcel of land and building of the former location of the Bank's South Peabody branch office, and a gain on sale of a preferred equity security, which was called.

     Net interest income for the 2001 and 2000 periods were $14.9 million and $14.8 million, respectively. The weighted average interest rate spread for the 2001 period was 4.42% compared to 4.75% for the 2000 period. The net yield on average earning assets was 4.63% for the 2001 period and 4.97% for the 2000 period. The return on average assets and the return on average stockholders' equity were 1.62% and 18.48%, respectively, for the 2001 period compared to 1.67% and 19.46%, respectively, for the 2000 period.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income increased to $25.4 million for the 2001 period from $24.4 million for the 2000 period. Interest on loans increased to $22.6 million for the 2001 period from $20.1 million for the 2000 period. Average loans outstanding increased during the 2001 period and the average loan yield decreased to 8.09% for the 2001 period compared to 8.63% for the 2000 period. Interest and dividends on investments was $2.2 and $3.6 million for the 2001 and 2000 periods, respectively. The average amount of investments held decreased, and the average yield on investments decreased to 6.07% for the 2001 period from 6.40% for the 2000 period. Mortgage-backed securities income decreased to $599,000 in the 2001 period from $705,000 in the 2000 period primarily due to a decrease in the average amount of mortgage-backed securities held in spite of an increased yield to 7.25% in the 2001 period from 7.18% in the 2000 period.

INTEREST EXPENSE

     Interest on deposits increased to $9.7 million for the 2001 period from $9.3 million for the 2000 period. This increase was related to an increase in average total deposits outstanding despite a decrease in the average cost of deposits to 3.38% for the 2001 period from 3.40% for the 2000 period. Interest on borrowed funds and escrow deposits of borrowers increased to $840,000 in the 2001 period from $274,000 for the 2000 period. The average balances increased, and the average cost increased to 4.04% in the 2001 period from 3.57% in the 2000 period.

NON-INTEREST INCOME

     Total non-interest income for the 2001 period was $1.8 million compared to $1.7 million for the 2000 period. The gain from the sale of mortgage loans was $660,000 in the 2001 period compared to $125,000 in the 2000 period. Because the Corporation sells fixed-rate loans that it originates, and because more fixed-rate loans were originated in the 2001 period, gains on sale of mortgage loans increased. Also included in non-interest income in the 2001 period is $200,000 of pre-tax interest for the resolution of certain tax matters of prior years. In the 2000 period, non-interest income also included two aforementioned items. One was a gain of $208,000 resulting from a call of a preferred equity security. The other was a gain of $376,000 from the sale of a parcel of land and building of the former location of the Bank's South Peabody branch office.

NON-INTEREST EXPENSE

     Total non-interest expense was $8.7 million in the 2001 period and $8.4 million in the 2000 period. Salaries and employee benefits were $5.4 million in the 2001 period and $5.3 million for the 2000 period, respectively. These expenses increased due to increases in salaries and associated benefits for existing staff. Occupancy and equipment increased in the 2001 period to $962,000 from $878,000 in the 2000 period due to costs associated with the new location of the South Peabody branch and other general buildings-related expenses. Other expenses increased to $1.5 million in the 2001 period from $1.4 million in the 2000 period. This increase is due to increased training costs and costs associated with the increased volume in the residential mortgage business.

INCOME TAX EXPENSE

     The Corporation's tax rate decreased in the 2001 period to 31.6% from 33.3% in the 2000 period. Included in income tax expense is $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years. The Corporation's tax rate without this reduction is 33.8%.

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


                                             WARREN BANCORP, INC.


DATE: November 7, 2001                       By: /s/ John R. Putney
                                                 -------------------------------
                                                 John R. Putney
                                                 President and
                                                 Chief Executive Officer


DATE: November 7, 2001                       By: /s/ Paul M. Peduto
                                                 -------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)