Form 10-K405
period 2001-12-31
WARREN BANCORP INC
filed 2002-03-22
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days. Yes [x] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant based on the closing sale price for the registrant's common stock on March 4, 2002, as reported by the Nasdaq National Market was $66,733,211.

         The number of shares of the registrant's common stock outstanding as of March 4, 2002 was 7,392,031.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2002 are incorporated by reference into this Annual Report as portions of Part III of Form 10-K.

                                                         SELECTED FINANCIAL DATA

                                                                DECEMBER 31,
                                        ------------------------------------------------------------
                                          2001         2000         1999         1998         1997
                                        --------     --------     --------     --------     --------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Total assets                            $463,630     $438,122     $402,247     $397,065     $370,993
Investment securities                     54,332       54,001       80,314       93,950       83,701
Mortgage-backed securities                10,097       11,813       14,048       20,430       30,579
Net loans                                336,666      343,551      286,743      262,452      236,697
Real estate acquired by foreclosure           --           --           --        1,450        2,010
Deposits                                 398,347      387,047      355,534      347,012      325,293
Borrowed funds                            19,082        8,654        7,510        7,674        2,926
Stockholders' equity                      42,445       37,682       35,644       39,921       40,028
                                        --------     --------     --------     --------     --------

                                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                    2001           2000          1999          1998           1997
                                                  --------       --------      --------      --------       --------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Interest and dividend income                      $ 33,210       $ 33,064      $ 28,987      $ 29,253       $ 28,539
Interest expense                                    13,489         13,120        11,803        12,060         11,404
                                                  --------       --------      --------      --------       --------
   Net interest income                              19,721         19,944        17,184        17,193         17,135
(Recovery of) provision for  loan losses              (131)           456           120           (91)          (316)
Non-interest income                                  2,589          2,027         1,297         1,443          3,339
Non-interest expenses                               12,019         11,414        10,070        10,099          9,857
                                                  --------       --------      --------      --------       --------
Income before income taxes                          10,422         10,101         8,291         8,628         10,933
Income tax expense                                   3,318          3,368         2,827         2,724          3,648
                                                  --------       --------      --------      --------       --------

Net income                                        $  7,104       $  6,733      $  5,464      $  5,904       $  7,285
                                                  ========       ========      ========      ========       ========

   Basic earnings per share                       $   0.97       $   0.92      $   0.74      $   0.75       $   0.96
                                                  ========       ========      ========      ========       ========

   Diluted earnings per share                     $   0.94       $   0.91      $   0.72      $   0.72       $   0.91
                                                  ========       ========      ========      ========       ========

   Cash dividends paid                            $  0.450       $  0.625      $  0.630      $  0.720       $  0.435
                                                  ========       ========      ========      ========       ========

OTHER DATA:
Return on average assets                              1.57%          1.61%         1.39%         1.57%          2.02%
Return on average stockholders' equity               17.73          18.81         15.26         14.79          19.50
Stockholders' equity to assets at year end            9.15           8.60          8.86         10.05          10.79
Dividend payout ratio                                46.64          67.96         85.56         96.04          44.79
Weighted average interest rate spread                 4.37           4.74          4.35          4.53           4.80
Net yield on average earning assets                   4.57%          4.96%         4.57%         4.79%          5.03%
Number of banking offices                                6              6             6             6              6

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

LETTER TO SHAREHOLDERS OMITTED FROM THIS ANNUAL REPORT ON FORM 10-K.

LETTER TO SHAREHOLDERS OMITTED FROM THIS ANNUAL REPORT ON FORM 10-K.

            CROSS REFERENCE SHEET OF INFORMATION REQUIRED BY ITEMS IN

                                    FORM 10-K

                                                                                                                      Page
                                                                                                                      ----
Item  1. Business.................................................................................................   26-32

Item  2. Properties...............................................................................................      17

Item  3. Legal Proceedings........................................................................................      16

Item  4. Submission of Matters to a Vote of Security Holders......................................................      33

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters....................................      78

Item  6. Selected Financial Data..................................................................................       2

Item  7. Management's Discussion and Analysis of Financial Condition and Results
            of Operations.........................................................................................    6-26

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...............................................     7-8

Item  8. Financial Statements and Supplementary Data..............................................................   36-75

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosures...........................................................................................      33

Item 10. Directors and Executive Officers of the Corporation......................................................      33

Item 11. Executive Compensation...................................................................................      33

Item 12. Security Ownership of Certain Beneficial Owners and Management...........................................      33

Item 13. Certain Relationships and Related Transactions...........................................................      33

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................................      76

                                     STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

(2)      Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates
            and Interest Differential.............................................................................   19-20

(3)      Investment Portfolio.....................................................................................      11

(4)      Loan Portfolio...........................................................................................   12-13

(5)      Summary of Loan Loss Experience..........................................................................      15

(6)      Deposits.................................................................................................      18

(7)      Return on Equity and Assets..............................................................................       2

(8)      Short-Term Borrowings ...................................................................................      54

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

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation") operating results for the year ended December 31, 2001 (the "2001 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded an increased profit for the 2001 period as compared to the year ended December 31, 2000 (the "2000 period") primarily due to increased asset levels, increased gains on sales of mortgage loans, and receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years. During the 2001 period, short-term interest rates have declined significantly. The yield on the one-year constant maturity index decreased to 2.17% at December 31, 2001 from 5.32% at December 31, 2000, and prime rate decreased to 4.75% at December 31, 2001 from 9.50% at December 31, 2000. When general interest rates decrease, the Corporation's weighted average interest-rate spread and net yield on average earning assets will usually decrease. This is mainly because certain sources of funds, namely NOW and regular savings deposits, may not have their rates decrease at the same rate as the Corporation's assets. Also demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease. As a result, despite increased asset levels, net interest income decreased in the 2001 period.

         Stockholders' equity increased in 2001 due to increased earnings and an unrealized gain on securities available for sale net of income taxes. This was partially offset by the payment of dividends equal to 47% of net income. Future increases in interest rates could reduce the value of the securities portfolio and stockholders' equity.

         Nonperforming loans and real estate acquired by foreclosure were zero at December 31, 2001 and December 31, 2000. Management continues to monitor the loan portfolio closely. If conditions in the Massachusetts real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired by foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, an increase in real estate acquired by foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

         In 2001, the Corporation paid regular quarterly dividends totaling $.45 per share.

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

         The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term money market interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 15%. Due to the current interest-rate conditions, the interest-rate indices in the declining rate simulation could not all be lowered by 200 basis points. Those that could not be lowered by 200 basis points were lowered as much as was reasonable so as not to produce distorted rates. The Corporation was in compliance with this policy at December 31, 2001 and 2000. The following table reflects the Corporation's estimated exposure as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in short-term interest rates:

                                                Estimated 12--month increase (decrease) in
                 Rate change (basis points)              net interest income from
                 --------------------------                    December 31,
                                                          2001             2000
                                                         ------           ------
                            +200                          2.3%             5.9%
                            -200                         (3.4)%           (3.4)%

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of December 31, 2001. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                     DECEMBER 31, 2001
                                            -------------------------------------------------------------------
                                               0-3            3-6           6-12           1-5         OVER 5
                                             MONTHS         MONTHS         MONTHS         YEARS         YEARS
                                             ------         ------         ------         -----         -----
                                                                  (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities, including
 overnight investments ..................   $ 23,187      $ 11,898       $  3,088       $ 23,891      $     --
Loans held for sale .....................     13,510            --             --             --            --
Adjustable-rate loans ...................     97,589        18,454         32,393        138,355            --
Fixed-rate loans ........................      7,235         1,164          3,391         35,119         7,939
Due from mortgage investors .............     13,003            --             --             --            --
Mortgage-backed securities ..............        842         1,475          5,386          1,972           145
                                            --------      --------       --------       --------      --------
   Total interest sensitive assets ......    155,366        32,991         44,258        199,337         8,084
                                            --------      --------       --------       --------      --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts ...............................     26,862        26,864             --             --            --
Time deposits ...........................     52,870        42,980         31,399         26,384            --
Other deposits(a) .......................     13,414        13,415         26,848         96,050        10,621
Borrowings ..............................     13,425            --          3,000          2,019           638
                                            --------      --------       --------       --------      --------
   Total interest sensitive liabilities .    106,571        83,259         61,247        124,453        11,259
                                            --------      --------       --------       --------      --------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ..................   $ 48,795      $(50,268)      $(16,989)      $ 74,884      $ (3,175)
                                            ========      ========       ========       ========      ========

Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities ..   $ 48,795      $ (1,473)      $(18,462)      $ 56,422      $ 53,247
                                            ========      ========       ========       ========      ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .........      145.8%         99.2%          92.6%         115.0%        113.8%
                                            ========      ========       ========       ========      ========

Cumulative excess (deficiency) as a
 percentage of total assets .............       10.5%          (.3)%         (4.0)%         12.2%         11.5%
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

LIQUIDITY

         The Bank seeks to ensure that sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, sales and maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit. The Bank also has access to the Federal Reserve Bank's discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During 2001, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowing facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $5,657,000 at December 31, 2001 and $2,671,000 at December 31, 2000. The available borrowing capacity as of December 31, 2001, was $51.7 million, which includes the aforementioned $15.0 million overnight line of credit. The borrowing capacity at FHLBB is collateralized by loans secured by one- to four-family properties. As these loan balances increase or decrease, the Corporation's borrowing capacity increases or decreases accordingly.

         During 2001, the primary sources of liquidity were $96.3 million in loan sales, loan paydowns and amortization of $164.9 million, $11.3 million in growth of deposits, proceeds from maturities of investments of $18.9 million and proceeds from payments of mortgage-backed securities of $3.8 million. Primary uses of funds were $261.2 million in residential, commercial real estate and commercial loan originations, $18.1 million to purchase investment securities, $2.0 million to purchase mortgage-backed securities, and $3.3 million to pay dividends to shareholders. At December 31, 2001, the Bank had $10.2 million in money market funds and overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and stock repurchases by the Corporation are the primary uses of this liquidity. In 2001, there were no stock repurchases.

         From time to time, the Bank obtains time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at December 31, 2001:

         Within one year:                                         (In thousands)
                  Less than 3 months .......................         $13,248
                  3 to 6 months ............................           7,534
                  6 to 12 months ...........................           4,374
                                                                     -------
                                                                      25,156
         More than one year ................................           6,869
                                                                     -------
                                                                     $32,025
                                                                     =======

CAPITAL ADEQUACY

         Total stockholders' equity at December 31, 2001 was $42.4 million, an increase of $4.7 million from $37.7 million at the end of 2000. Included in stockholders' equity is an unrealized gain on securities available for sale, which increased stockholders' equity, of $660,000 as compared to an unrealized loss at December 31, 2000 of $60,000 which decreased stockholders' equity. Future interest-rate increases could reduce the fair value of these securities, which would reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.15% at December 31, 2001 compared to 8.60% at December 31, 2000.

         The Federal Reserve Board's ("FRB") leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At December 31, 2001, the FRB leverage capital ratio was 9.02% compared to 8.68% at December 31, 2000.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At December 31, 2001, the Bank's leverage capital ratio, under FDIC guidelines, was 8.66% compared to 8.35% at December 31, 2000.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% total risk-based capital ratio. The Corporation's and the Bank's total risk-based capital ratios were 12.43% and 11.98%, respectively, at December 31, 2001 compared to 11.44% and 11.06%, respectively, at December 31, 2000, thus exceeding their risk-based capital requirements.

         As of December 31, 2001, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 11.98%, 10.73%, and 8.66%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized." (For further discussion on capital adequacy see note 9 in the Notes to Consolidated Financial Statements.)

CRITICAL ACCOUNTING POLICIES

         The Corporation's significant accounting policies are described in note 1 in the Notes to Consolidated Financial Statements. The Corporation considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established though a charge to the provision for loan losses. The allowance for loan losses is a significant estimate and is regularly reviewed by the Corporation for adequacy by assessing such factors as changes in the volume of and risks inherent in the loan portfolio; trends in portfolio credit quality, including delinquency rates and loss history; and current economic conditions that may affect a borrower's ability to repay. The Corporation's methodology with respect to the determination of the allowance for loan losses is more fully discussed on page 17 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTEREST INCOME RECOGNITION

         Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Accrual of interest income on loans is discontinued either when a reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is recognized to the extent that cash is received and where the ultimate collection of principal and interest is probable. Loans are removed from nonaccrual when they become less than ninety days past due and when concern no longer exists as to the collectibility of principal or interest or when they are adequately secured and are in the process of collection.

INCOME TAXES

         The Corporation must estimate income tax expense for each period for which a statement of operations is presented. This involves estimating the Corporation's actual current tax exposure as well as its deferred taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Corporation must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

FINANCIAL CONDITION

         The Corporation's total assets increased to $463.6 million at December 31, 2001 from $438.1 million at December 31, 2000. Increases occurred in cash and cash equivalents, loans held for sale, and due from mortgage investors which were partially offset by decreases in loans and investments.

DUE FROM MORTGAGE INVESTORS

         Due from mortgage investors was $13.0 million at December 31, 2001 compared to zero at December 31, 2000. This represents the amount owed to the Corporation by mortgage investors for loans sold. During the 2001 period there have been significant delays by mortgage investors in making payments due to the backlog caused by the volume of mortgage loans sold into the secondary market nationwide.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investments, consisting of investment and mortgage-backed securities available for sale, investment securities held to maturity and cost-basis investments, decreased to $64.4 million at December 31, 2001 from $65.7 million at December 31, 2000. This was caused by maturities of corporate notes and paydowns of mortgage-backed securities. Mortgage-backed securities decreased to $9.8 million at December 31, 2001 from $11.6 million at December 31, 2000 due to $3.8 million in principal paydowns offset by a $2.0 million purchase. Future increases in interest rates could reduce the value of these investments.

         INVESTMENTS. Certain information regarding the Corporation's investments as of December 31 is presented below (in thousands):

                                                                       2001         2000
                                                                     --------     --------
Amortized Cost:
   Investment and mortgage-backed securities available for sale:
      U.S. Government and related obligations ..................     $ 12,612        7,645
      Fixed-income mutual funds ................................       28,490       28,698
      Mortgage-backed securities ...............................        9,820       11,552
      Corporate notes ..........................................           --        5,567
      Preferred stock ..........................................        5,314        5,314
                                                                     --------     --------
           Total amortized cost ................................       56,236       58,776

   Investment securities held to maturity:
      Foreign government bonds .................................        1,375        1,250

   Cost-basis investments
      Stock in Federal Home Loan Bank of Boston ................        4,110        4,110
      Stock in Depositors Insurance Fund Liquidity Fund ........          108          108
      Stock in Savings Bank Life Insurance Company of
         Massachusetts .........................................        1,576        1,576
                                                                     --------     --------
                                                                        5,794        5,794
                                                                     --------     --------

Total amortized cost ...........................................       63,405     $ 65,820
Unrealized gain/(loss) on investment securities
   available for sale ..........................................        1,024          (80)
                                                                     --------     --------
Total carrying value ...........................................     $ 64,429     $ 65,740
                                                                     ========     ========
Total fair value of investment securities ......................     $ 64,669     $ 65,980
                                                                     ========     ========

         The following table presents the maturity distribution of debt securities included in the investment securities portfolio and the weighted average yield for each type and range of maturity as of December 31, 2001. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate mortgage-backed security amortization and prepayments (dollars in thousands):

                                     WITHIN               ONE TO             FIVE TO            OVER
                                    ONE YEAR             FIVE YEARS         TEN YEARS         TEN YEARS                 TOTAL
                                    --------             ----------         ---------         ---------                 -----
                               AMOUNT      YIELD     AMOUNT     YIELD   AMOUNT     YIELD   AMOUNT      YIELD      AMOUNT     YIELD
                             ----------    -----    -------     ------  -------    ------  -------     ------    --------    -----
U.S. Treasury and agency
 obligations  available
  for sale ................  $   12,612     2.55%   $    --        --%   $   --       --%    $  --        --%    $ 12,612    2.55%
Mortgage-backed securities
available for sale .......        7,703     6.16      1,972      6.47       145     6.03        --        --        9,820    6.22
Foreign government bonds
 held to maturity .........          --       --        875      6.97       500     5.63        --        --        1,375    6.48
                             ----------             -------                ----              -----               --------
                             $   20,315     3.92%   $ 2,847     6.62%    $  645     5.72%       --        --%    $ 23,807    4.29%
                             ==========             =======              ======              =====               ========

         At December 31, 2001, the Corporation did not hold securities of any single issuer that exceeded ten percent of stockholders' equity.

LOANS AND LOANS HELD FOR SALE

         Loans held for sale increased by $8.3 million during the 2001 period to $13.5 million at December 31, 2001. This increase is due to lower interest rates in the 2001 period, and customer preference shifting to fixed-rate mortgage loans. The Corporation sells this production.

         Loans decreased by $6.7 million during the 2001 period to $341.6 million at December 31, 2001. This decrease is the result of a decrease in residential mortgage loans offset by increases in commercial real estate, commercial and consumer loans. Commercial real estate, commercial construction and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of December 31 (in thousands):

                                 2001         2000         1999         1998         1997
                             --------     --------     --------     --------     --------
Residential mortgages .....  $ 48,762     $ 88,517     $ 52,209     $ 45,658     $ 52,707
Commercial real estate ....   200,890      178,666      167,221      163,154      125,832
Commercial construction ...    13,192       14,812       19,590       13,620       19,739
Commercial loans ..........    49,225       41,512       29,446       23,726       22,259
Consumer loans ............    29,570       24,825       22,548       20,317       20,226
                             --------     --------     --------     --------     --------
                             $341,639     $348,332     $291,014     $266,475     $240,763
                             ========     ========     ========     ========     ========

         Balances in residential mortgage loans decreased mainly as a result of decreases in interest rates during the 2001 period. The Bank typically sells all fixed-rate residential mortgage loans that it originates to the secondary mortgage market and retains the adjustable-rate loans in its residential mortgage portfolio. Due to the decrease in interest rates during the 2001 period, the adjustable-rate portfolio has decreased as borrowers preferred fixed-rate loans to adjustable-rate loans. Balances in commercial real estate and commercial loans increased mainly due to the Corporation's continued emphasis on corporate lending. Balances in consumer loans increased based on the Corporation's focus on equity lines of credit.

         Residential mortgage loan originations increased during 2001 to $114.7 million from $74.6 million in 2000 due mainly to higher refinancing levels and a strong market for home purchases, both a result of lower interest rates. The Corporation originated $103.3 million in fixed-rate loans during 2001 compared to $22.3 million during 2000. Adjustable-rate loans totaling $11.4 million were originated during 2001 compared to $52.3 million during 2000. The Corporation sold loans totaling $109.3 million during 2001 compared to $19.0 million in 2000. At year-end 2001, the Corporation held $13.5 million of fixed-rate residential mortgage loans for sale compared to $5.2 million at year-end 2000.

         The following table sets forth a maturity distribution of the Corporation's commercial real estate, commercial construction, and commercial loans as of December 31, 2001. For purposes of compiling this table, fixed rate loans are treated as if the entire balance were due on the last contractual payment date. Adjustable-rate loans are shown at the adjustment period date. Based on experience with such loans, partial or full repayment of a portion of the Corporation's commercial real estate loans prior to contractual maturity can be expected.

                                WITHIN       ONE TO        OVER        TOTAL
                               ONE YEAR    FIVE YEARS   FIVE YEARS   GROSS LOANS
                               --------    ----------   ----------   -----------
                                               (IN THOUSANDS)
Commercial real estate ...     $ 63,267     $133,368     $  4,255     $200,890
Commercial construction ..       13,192           --           --       13,192
Commercial loans .........       28,935       19,498          792       49,225
                               --------     --------     --------     --------
     Total ...............     $105,394     $152,866     $  5,047     $263,307
                               ========     ========     ========     ========
Loans with adjustable rate     $ 95,596     $118,921     $     --     $214,517
Loans with fixed rate ....        9,798       33,945        5,047       48,790
                               --------     --------     --------     --------
                               $105,394     $152,866     $  5,047     $263,307
                               ========     ========     ========     ========

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the maximum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is 90 days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At December 31, 2001, four loans were considered impaired and accruing interest totaling $1.8 million compared to two loans considered impaired and accruing interest totaling $991,000 at December 31, 2000.

         Loans past due 90 days or more, or past due less than 90 days but in a nonaccrual status, were zero at December 31, 2001 and December 31, 2000. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of principal or interest or when the loans become contractually past due by 90 days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at December 31 (dollars in thousands):

                                            2001       2000       1999        1998        1997
                                          --------   --------   --------    --------    --------
Accruing loans 90 days or more
  past due ..........................     $     --   $     --   $    633    $    163    $     --
Nonaccrual loans ....................           --         --        914         475         347
                                          --------   --------   --------    --------    --------
Total nonperforming loans ...........     $     --   $     --   $  1,547    $    638    $    347
                                          ========   ========   ========    ========    ========

Percentage of nonperforming loans to:
Total loans .........................          N/A        N/A       0.53%       0.24%       0.14%
                                          ========   ========   ========    ========    ========
Total assets ........................          N/A        N/A       0.38%       0.16%       0.09%
                                          ========   ========   ========    ========    ========

         In addition, at December 31, 2001 and 2000, the Corporation had $808,000 and $9,000, respectively, of loans past due 60 to 89 days and still accruing interest not included above. These loans are closely monitored by management and they are considered in reviews of the adequacy of the loan loss reserve.

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

REAL ESTATE ACQUIRED BY FORECLOSURE

         There was no real estate acquired by foreclosure at December 31, 2001 and December 31, 2000. Real estate acquired by foreclosure is reflected at the lower of the carrying value of the loan or the net carrying value of the property less estimated cost of disposition.

         The Corporation had a net gain of zero on the sale of real estate acquired by foreclosure in the 2001, 2000 and 1999 periods.

         In summary, nonperforming assets are as follows at December 31, (in thousands):

                                   2001    2000    1999    1998    1997
                                  ------  ------  ------  ------  ------
      Nonperforming loans ......  $   --  $   --  $1,547  $  638  $  347
      Real estate acquired by
       foreclosure .............      --      --      --   1,450   2,010
                                  ------  ------  ------  ------  ------
      Total nonperforming assets  $   --  $   --  $1,547  $2,088  $2,357
                                  ======  ======  ======  ======  ======

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the years ended December 31 (dollars in thousands):

                                                         2001       2000       1999       1998       1997
                                                      -------    -------    -------    -------    -------
Balance at beginning of period .....................  $ 4,781    $ 4,271    $ 4,023    $ 4,066    $ 4,533
                                                      -------    -------    -------    -------    -------
Losses charged to the allowance:
    Commercial .....................................       --         --         (4)        --         --
    Commercial mortgage and
       construction ................................       --         --        (49)        --       (344)
    Residential mortgage ...........................       (3)       (14)        --         --       (241)
    Consumer loans .................................       (1)        (8)        (7)       (98)       (23)
                                                      -------    -------    -------    -------    -------
                                                           (4)       (22)       (60)       (98)      (608)
                                                      -------    -------    -------    -------    -------

Loan recoveries:
    Commercial .....................................       21         34        100         24        116
    Commercial mortgage
       and construction ............................      269          1         34         79        248
    Residential mortgage ...........................       26         24         36         23         75
    Consumer loans .................................       11         17         18         20         18
                                                      -------    -------    -------    -------    -------
                                                          327         76        188        146        457
                                                      -------    -------    -------    -------    -------
    Net (charge-offs) recoveries ...................      323         54        128         48       (151)
Provision for (recovery of) loan
    losses charged (credited)
    to expense .....................................     (131)       456        120        (91)      (316)
                                                      -------    -------    -------    -------    -------
Balance at end of period ...........................  $ 4,973    $ 4,781    $ 4,271    $ 4,023    $ 4,066
                                                      =======    =======    =======    =======    =======

Allowance to total loans
    at end of period ...............................     1.46%      1.37%      1.47%      1.50%      1.69%
                                                      =======    =======    =======    =======    =======

Allowance to nonperforming
    loans at end of period .........................      N/A        N/A      276.1%     630.6%   1171.18%
                                                      =======    =======    =======    =======    =======

Net (charge-offs) recoveries to
    Average loans outstanding ......................      .09%       .02%       .04%       .02%      (.07)%
                                                      =======    =======    =======    =======    =======

Allocation of ending balance:
    Commercial .....................................  $   752    $   629    $   435    $   298    $   295
    Commercial mortgage and
       construction ................................    3,268      3,094      3,110      2,917      2,752
    Residential mortgage ...........................      557        818        512        619        727
    Consumer loans .................................      396        240        214        189        292
                                                      -------    -------    -------    -------    -------
                                                      $ 4,973    $ 4,781    $ 4,271    $ 4,023    $ 4,066
                                                      =======    =======    =======    =======    =======
Percentage of loans in each category to total loans:
    Commercial .....................................     14.4%      11.9%      10.1%       8.9%       9.2%
    Commercial mortgage and
      construction .................................     62.7       55.6       64.2       66.3       60.5
    Residential mortgage ...........................     14.3       25.4       17.9       17.1       21.9
    Consumer loans .................................      8.6        7.1        7.8        7.7        8.4
                                                      -------    -------    -------    -------    -------
                                                        100.0%     100.0%     100.0%     100.0%     100.0%
                                                      =======    =======    =======    =======    =======

         Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful.

         Balances in the allowance for loan losses are determined on a periodic basis by management and the Loan Committee of the Board of Directors with assistance from a third-party credit-review consulting firm. Management uses a consistent systematic process that takes into consideration specific and general portfolio risk, economic conditions and the current regulatory environment. For impaired loans, management quantifies potential losses. For all other loans a grading system is used based on assessed credit risk, and loss percentages are applied to these loans. The loss percentages are determined by reviewing historic loss trends in each grade category and taking into consideration industry and regulatory norms, current economic conditions, delinquency levels, experience of staff and other trends.

         In addition to the above components, management applies an unallocated allowance that is not attributable to any specific loan or loan grade. This allowance is based on various factors. Among the factors are: the risk characteristics of the loan portfolio generally; general economic trends; assessment of the current business cycle; credit quality trends in relation to current economic conditions; trends in the outlook of banking regulators with respect to allowance for loan losses and supervisory concerns in general; and industry trends with respect to levels of allowance for loan losses. The amounts of the unallocated allowance for the years ended December 31, 2001, 2000 and 1999 is as follows: $1,356,000, or 27% of the total allowance at year-end 2001; $1,538,000, or 32% of the total allowance at year-end 2000; $1,115,000 or 26% of the total allowance at year-end 1999. For purposes of the table on the preceding page, the unallocated allowance is reallocated to specific categories on a "pro-rata" basis. The unallocated allowance decreased in 2001 based mainly on management's assessment that: the Corporation's customers were favorably withstanding the economic slowdown projected at the end of 2000 (nonaccruing loans remained at zero at the end of 2001); reduced interest rates would better enable customers to pay their debts to the Corporation; and the Corporation's lending and credit staff was enhanced during the year.

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

         The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.8 million of impaired loans, all of which is measured using the fair value method, is $91,000 at December 31, 2001.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At December 31, 2001 there were no material legal claims against the Corporation.

         The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations of interest rates. These financial instruments include commitments to originate loans, unused lines of credit, standby letters of credit, recourse arrangements on sold assets and forward commitments to sell loans. The financial instruments involve, to varying degrees, elements of credit, liquidity and interest-rate risk in excess of the amount recognized in the consolidated balance sheets.

         Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                              CONTRACT
                                                               AMOUNT
                                                               ------
                                                            (IN THOUSANDS)
                                                            2001     2000
                                                           -------  -------
   Financial Instruments Whose Contract Amounts Represent
    Credit Risk:
      Commitments to originate loans ....................  $39,183  $37,701
      Unused lines of credit ............................   46,728   48,417
      Standby letters of credit .........................    1,028    3,375
      Unadvanced portions of construction loans .........   21,100   24,710
      Loans sold with recourse ..........................      746      899

   Financial Instruments Whose Contract Amounts
    Exceed the Amount of Credit Risk:
      Forward commitments to sell loans .................  $20,200  $ 6,978

         For additional information regarding risks associated with these instruments, see note 12 in the Notes to Consolidated Financial Statements.

PROPERTIES

         The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly. At December 31, 2001, management believes that the Bank's existing properties are adequate for the conduct of its business.

         The following table sets forth certain information relating to the Bank's offices as of December 31, 2001:

                                              OWNED
                                              SOLD          LEASE        LEASE
                                   YEAR        OR         EXPIRATION     RENEWAL
      OFFICE LOCATION             OPENED     LEASED          DATE        OPTION
      ---------------             ------     ------       ----------     ------
Peabody Square
  10 Main Street ..........        1854       Owned            --          --
Northshore Shopping Center         1958      Leased          2005          No
West Peabody
  Russell and Lowell Street        1971      Leased          2003          No*
South Peabody
  Lynnfield Street ........        2000      Leased          2009         Yes
Beverly
  175 Cabot Street ........        1867       Owned            --          --
North Beverly
  55 Dodge Street .........        1968      Leased          2006          No

* Bank has option to purchase.

OTHER ASSETS

         Included in other assets at December 31, 2001 and December 31, 2000 are $1.0 million and $1.3 million, respectively, of deferred income tax asset.

LIABILITIES

         Year-end deposit levels increased to $398.3 million at December 31, 2001 from $387.0 million at December 31, 2000. This increase took place primarily in demand deposits, NOW deposits, and savings deposits and was partially offset by a decrease in time deposits.

AVERAGE DEPOSITS.

         The following table presents the average balance and average cost of the Corporation's deposits for the years ended December 31 (dollars in thousands):

                                      2001                  2000                  1999
                                -----------------    ------------------    ------------------
                                  AMOUNT    COST      AMOUNT      COST      AMOUNT      COST
                                ---------   -----    ---------    -----    ---------    -----
Non-interest bearing..........  $  27,412     --%    $  22,715      --%    $  17,485      --%
NOW accounts..................     45,932   0.51        40,251    0.52        36,692    0.53
Savings.......................    157,850   2.42       146,573    2.86       137,497    2.46
Time..........................    154,343   5.47       159,808    5.23       155,621    5.08
                                ---------            ---------             ---------
      Total deposits..........  $ 385,537   3.24     $ 369,347    3.45     $ 347,295    3.31%
                                =========            =========             =========

         Federal Home Loan Bank of Boston advances were $5.7 million at December 31, 2001 and $2.7 million at December 31, 2000. Securities sold under agreement to repurchase (customer "repos") were $13.4 million at December 31, 2001 and $6.0 million at December 31, 2000.

         Accrued expenses and other liabilities includes a current income tax payable of $384,000 at December 31, 2001 and $1.1 million at December 31, 2000. It also includes accrued salaries and benefits payable of $992,000 at December 31, 2001 and $886,000 at December 31, 2000.

         INCOME YIELD AND COST OF FUNDS ANALYSIS. The table below sets forth information concerning the Corporation's average balances, interest income and expense, and yield information for the three years shown. Average loan balances include nonaccruing loans. The yields on investments and loans are calculated on a fully taxable-equivalent basis using a federal tax rate of 34%.

                                                                    YEAR ENDED DECEMBER  31,
                           ---------------------------------------------------------------------------------------------------------
                                          2001                                2000                                 1999
                           ---------------------------------    ---------------------------------    -------------------------------
                           AVERAGE                    YIELD/    AVERAGE                    YIELD/    AVERAGE                  YIELD/
                           BALANCE      INTEREST      RATE      BALANCE     INTEREST       RATE      BALANCE     INTEREST     RATE
                           -------      --------      ------    --------    --------       ------    --------    --------     -----
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans .................  $376,571     $ 29,677       7.94%    $317,937    $ 27,452        8.63%    $273,376    $ 22,891     8.37%
  Investments, including
  overnight investments .    51,296        2,766       5.60       74,429       4,682        6.46       89,115       4,969     5.64
  Mortgage-backed
   securities ...........    10,924          767       7.02       12,795         930        7.27       16,579       1,127     6.80
                           --------     --------                --------    --------                 --------    --------
     Total interest-
       earning assets ...   438,791       33,210       7.64%     405,161      33,064        8.19%     379,070      28,987     7.66%
Non-interest earning
  assets ................    14,692                               12,674                               13,692
                           --------                             --------                             --------

Total assets ............  $453,483                             $417,835                             $392,762
                           ========                             ========                             ========

Interest-bearing
  liabilities:
  Deposits ..............  $358,125       12,492       3.49%    $346,632      12,744        3.68%    $329,810    $ 11,488     3.48%
  Borrowings ............    26,598          997       3.71       10,591         376        3.55        8,659         315     3.64
                           --------     --------                --------    --------                 --------    --------
   Total interest-
    bearing liabilities .   384,723       13,489       3.50      357,223      13,120        3.67      338,469      11,803     3.49
Non-interest bearing
  deposits ..............    27,412                               22,715                               17,485
                           --------                             --------                             --------
Total deposits and
  borrowed funds ........   412,135                    3.27      379,938                    3.45      355,954                 3.31

Non-interest bearing
  liabilities ...........     1,282                                2,095                                  918
Stockholders' equity ....    40,066                               35,802                               35,890
                           --------                             --------                             --------

    Total liabilities
      and stockholders'
      equity ............  $453,483                             $417,835                             $392,762
                           ========                             ========                             ========

Net interest income .....  $ 19,721                             $ 19,944                             $ 17,184
                           ========                             ========                             ========

Weighted average
  rate spread ...........                              4.37%                                4.74%                             4.35%

Net yield on average
  earning assets ........                              4.57%                                4.96%                             4.57%

         RATE/VOLUME ANALYSIS. The following table sets forth information concerning the Bank's interest and dividend income, interest expense and net interest income changes for the years listed.

                                                                YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                           2001 COMPARED TO 2000                  2000 COMPARED TO 1999
                                            INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                  DUE TO                                DUE TO
                                    ------------------------------------   ------------------------------------
                                                        AVERAGE                                AVERAGE
                                                         RATE/                                 RATE/
                                    VOLUME     RATE     VOLUME    TOTAL    VOLUME     RATE     VOLUME    TOTAL
                                    -------   -------   -------  -------   -------   -------   -------  -------
                                                                  (IN THOUSANDS)
Interest and dividend income:
  Investments, including overnight
     investments .................  $(1,496)  $  (643)  $ 223    $(1,916)  $  (828)  $   736   $(195)   $  (287)
  Mortgage-backed securities .....     (136)      (32)      5       (163)     (257)       78     (18)      (197)
  Loans ..........................    5,063    (2,220)   (618)     2,225     3,731       714     116      4,561
                                    -------   -------   -----    -------   -------   -------   -----    -------
     Total interest and dividend
        income ...................    3,431    (2,895)   (390)       146     2,646     1,528     (97)     4,077

Interest expense:
  Deposits:
   N.O.W .........................       30        (5)     (1)        24        19        (5)     (1)        13
   Savings .......................      322      (632)    (49)      (359)      224       537      35        796
   Time ..........................     (286)      382     (13)        83       213       228       6        447
  Borrowings .....................      568        21      32        621        70        (8)     (1)        61
                                    -------   -------   -----    -------   -------   -------   -----    -------
      Total interest expense .....      634      (234)    (31)       369       526       752      39      1,317
                                    -------   -------   -----    -------   -------   -------   -----    -------
Net interest income ..............  $ 2,797   $(2,661)  $(359)   $  (223)  $ 2,120   $   776   $(136)   $ 2,760
                                    =======   =======   =====    =======   =======   =======   =====    =======

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

         In 2001, the Corporation has identified its reportable operating business segments as the Corporate Banking Business, the Personal Banking Business and the Residential Mortgage Business. In 2000 and 1999, the Corporation had identified its reportable business segments as the Corporate Banking Business and the Personal Banking Business. Although the Corporation's business segments included the Residential Mortgage Business in 2000 and 1999, it was not considered a reportable segment. In 2001 the Corporation changed its method of allocating assets, capital, and funding among the business segments. The major change is that the residential mortgage loan portfolio became part of the assets of the Residential Mortgage Business in 2001. In prior periods, the Residential Mortgage

Business sold loans that were to be kept in the Bank's portfolio to the Personal Banking Business at a specified transfer price. Because of this change in the mix of assets, capital allocations and funding methods to those two businesses also changed. Also because of these changes, the Residential Mortgage Business met certain quantitative thresholds and is now considered a reportable segment. Due to the complexity of the financial statements, the fact that the Corporation's new approach encompasses a fundamental change and that change is more than just a reassignment of profit centers, a restatement of information in prior periods is impracticable. In addition, for the same reasons, it is impracticable to restate the current reporting period under the old basis. Furthermore, management has not restated prior or current business-segment financial information for internal purposes. A description of each reportable business segment is discussed below:

         CORPORATE BANKING BUSINESS

         The Corporate Banking Business provides services to business customers in the Corporation's market area. These services include, but are not limited to, commercial real estate and construction loans, asset-based financing and cash management/deposit services. It services all loans in its business. This business' segment reporting approach remained the same in the 2001, 2000 and 1999 periods.

         RESIDENTIAL MORTGAGE BUSINESS

         The Residential Mortgage Business provides services to consumers in the Corporation's market area. These services include making adjustable-rate and fixed-rate mortgage loans. This group also services all loans held in its business and sells fixed-rate loans into the secondary market.

         PERSONAL BANKING BUSINESS

         The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. In the 2000 and 1999 period, this business purchased adjustable-rate mortgage loans from another business segment and serviced all loans in its business. In the 2001 period, the adjustable-rate mortgage loans were transferred to the books of the Residential Mortgage Business along with the expense of servicing those loans.

         NON-REPORTABLE SEGMENTS

         Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of securities, and in 2000 and 1999 also included gains on sales of mortgage loans.

         Specific reportable segment information as of and for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                          YEAR ENDED DECEMBER 31, 2001

                              CORPORATE    RESIDENTIAL   PERSONAL                            WARREN BANCORP
                               BANKING      MORTGAGE     BANKING     OTHER    ELIMINATIONS    CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
Interest income - external   $ 22,330      $ 7,422      $  3,012   $    446          --       $ 33,210

Interest income - internal          --           --        14,708         --    $(14,708)            --

Interest expense-external        2,048          595        10,750         96          --         13,489

Interest expense-internal        9,821        4,887            --         --     (14,708)            --

Fee and other income               238        1,079         1,029        243          --          2,589

Income tax expense
   (benefit)                     3,010          838           706     (1,236)         --          3,318

Net income                       4,890        1,289         1,187       (262)         --          7,104

Total assets                   291,400       81,300        76,500     14,400          --        463,600

Total loans                    263,300       48,700        29,600         --          --        341,600

Total deposits                  64,300          900       328,700      4,400          --        398,300

                              YEAR ENDED DECEMBER 31, 2000


                               CORPORATE   PERSONAL                            WARREN BANCORP
                                BANKING    BANKING      OTHER    ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------
Interest income - external     $ 21,362    $ 11,412    $   290          --       $ 33,064

Interest income - internal           --       9,800        111     $(9,911)            --

Interest expense - external       2,221      10,805         94          --         13,120

Interest expense - internal       9,800          --        111      (9,911)            --

Fee and other income                326         904        797          --          2,027

Income tax expense
  (benefit)                       2,929       1,655     (1,216)         --          3,368

Net income (loss)                 4,435       2,985       (687)         --          6,733

Total assets                    262,500     167,500      8,100          --        438,100

Total loans                     235,000     113,300         --          --        348,300

Total deposits                   67,400     317,500      2,100          --        387,000

                                  YEAR ENDED DECEMBER 31, 1999

                               CORPORATE   PERSONAL                            WARREN BANCORP
                                BANKING    BANKING      OTHER    ELIMINATIONS   CONSOLIDATED
---------------------------------------------------------------------------------------------
Interest income - external     $ 19,076    $  9,682    $   229          --       $ 28,987

Interest income - internal           --       8,963         45     $(9,008)            --

Interest expense - external       1,338      10,367         98          --         11,803

Interest expense - internal       8,963          --         45      (9,008)            --

Fee and other income                168         807        322          --          1,297

Income tax expense
  (benefit)                       2,973       1,233     (1,379)         --          2,827

Net income (loss)                 4,459       2,512     (1,507)         --          5,464

Total assets                    237,600     156,600      8,000          --        402,200

Total loans                     216,200      74,800         --          --        291,000

Total deposits                   39,700     313,700      2,100          --        355,500

RESULTS OF OPERATIONS - 2001 COMPARED TO 2000

GENERAL

         The Corporation recorded a profit for the 2001 period of $7.1 million compared to a profit for the 2000 period of $6.7 million.

         Net interest income for the 2001 period was $19.7 million and $19.9 million for the 2000 period. The weighted average interest-rate spread for the 2001 period was 4.37% compared to 4.74% for the 2000 period. The net yield on average earning assets was 4.57% for the 2001 period and 4.96% for the 2000 period. The return on average assets and the return on average stockholders' equity were 1.57% and 17.73%, respectively, for the 2001 period compared to 1.61% and 18.81%, respectively, for the 2000 period.

         During the 2001 period, short-term interest rates have declined significantly. The yield on the one-year constant maturity index decreased to 2.17% at December 31, 2001 from 5.32% at December 31, 2000, and prime rate decreased to 4.75% at December 31, 2001 from 9.50% at December 31, 2000. When general interest rates decrease, the Corporation's weighted average interest-rate spread and net yield on average earning assets will usually decrease. This is mainly because certain sources of funds, namely NOW and regular savings deposits, may not have their rates decrease at the same rate as the Corporation's assets. Also demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease. As a result, despite increased asset levels, net interest income decreased in the 2001 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income increased to $33.2 million for the 2001 period from $33.1 million for the 2000 period. Interest on loans increased to $29.7 million for the 2001 period from $27.5 million for the 2000 period due to average loans outstanding increasing in the 2001 period which was offset by a decrease in the average loan yield to 7.94% for the 2001 period from 8.63% for the 2000 period. Interest and dividends on investments was $2.8 million for the 2001 period compared to $4.7 million for the 2000 period. This is attributable to a decrease in the average amount of investments held and a decrease in the average yield on investments to 5.60% for the 2001 period from 6.46% for the 2000 period. Mortgage-backed securities income decreased to $767,000 in the 2001 period from $930,000 in the 2000 period primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in the average yield to 7.02% for the 2001 period from 7.27% in the 2000 period.

INTEREST EXPENSE

         Interest on deposits decreased to $12.5 million for the 2001 period from $12.7 million for the 2000 period. This decrease was related to a decrease in the average cost of total deposits to 3.24% for the 2001 period from 3.45% for the 2000 period despite an increase in average total deposits outstanding. Interest on borrowed funds and escrow deposits of borrowers increased to $997,000 in the 2001 period from $376,000 for the 2000 period. This increase is related to an increase in the average amount of borrowed funds and an increase in the average cost of borrowings to 3.71% for the 2001 period from 3.55% for the 2000 period.

NON-INTEREST INCOME

         Total non-interest income for the 2001 period was $2.6 million compared to $2.0 million for the 2000 period. The gain from the sale of mortgage loans was $1.0 million in the 2001 period compared to $214,000 in the 2000 period. Because the Corporation sells fixed-rate loans that it originates, and because more fixed-rate loans were originated in the 2001 period due to low interest rates, gains on sales of mortgage loans increased. Also included in the 2001 period is $200,000 of interest for the resolution of certain tax matters of prior years. The gain from the sale of investment securities was zero for the 2001 period compared to $208,000 in the 2000 period. The gain on sale of securities in the 2000 period was due to a call of a preferred stock. The other gain included in the 2000 period is a gain on sale of fixed assets of $376,000 from the sale of the land and building that was the former location of the Bank's South Peabody branch office (see Note 11 "Related-Party Transaction" in the notes to consolidated financial statements.)

NON-INTEREST EXPENSE

         Total non-interest expense was $12.0 million in the 2001 period compared to $11.4 million in the 2000 period. Salaries and employee benefits were $7.4 million in the 2001 period and $7.1 million for the 2000 period. Salaries and benefits increased due to salaries and benefits increases for existing staff. Other expenses increased to $2.2 million in the 2001 period from $2.0 million in the 2000 period due to recruiting costs, the cost of an additional ATM, and consulting services.

INCOME TAX EXPENSE

         Income tax expense for the 2001 period was $3.3 million, or 31.8% of income before income taxes, compared to $3.4 million, or 33.3% of income before income taxes, for the 2000 period. Included in income tax expense for the 2001 period is a $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years. The Corporation's tax rate without this reduction was 33.5%.

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

MARKET AREA

         The Corporation's primary business and market area are the same as the Bank's business and market area. The Bank's primary market area is centered in Peabody (where its main office is located) and Beverly, Massachusetts, both approximately 18 miles north of Boston, and includes the other cities and towns of Essex County, Massachusetts. However, the Bank will make loans and provide services to customers throughout eastern Massachusetts and parts of southern New Hampshire. The population of Essex County increased to 723,000 in 2000 from 704,000 in 1999, and median family income in 2000 was $74,300. In addition, the unemployment rate in December 2001 in the Boston labor market was 4.0% compared to 4.3% in Massachusetts and 5.7% in the United States. This compares to 2.1%, 2.6% and 4.0% in December 2000 for the Boston labor market, Massachusetts and the United States, respectively.

COMPETITION

         The primary business of the Corporation is currently the ongoing business of the Bank. Therefore, the competitive conditions faced by the Corporation are the same as those faced by the Bank.

         The Bank faces competition in its market area both in originating loans and attracting deposits. Competition in originating loans comes primarily from thrift institutions, commercial banks, mortgage companies and consumer finance companies. Within the Bank's market area and surrounding communities, there are many competing commercial banks and thrift institutions. Further, there are numerous mortgage companies, including nationwide organizations, with offices in the area or calling officers soliciting in the area. The Bank competes for loans principally on the basis of interest rates and repricing terms, loan fees, the types of loans originated and the quality of service provided to borrowers. Management believes that through the Bank's various loan programs, it can compete for most types of loans in this market area.

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

         Moreover, under the Gramm-Leach-Bliley Act of 1999 (the "GBLA"), securities firms, insurance companies and other financial services providers that elect to become financial holding companies may acquire banks and other financial institutions. Although to date the impact of the GBLA has not been substantial in this respect, it may in the future significantly change the competitive environment in which the Corporation and its subsidiaries conduct business. See "Regulation and Supervision" below. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

REGULATION AND SUPERVISION

         In addition to the generally applicable state and federal laws governing businesses and employers, the Corporation and the Bank are further regulated by federal and state laws and regulations applicable to financial institutions and their parent companies. Virtually all aspects of our operations are subject to specific requirements or restrictions and general regulatory oversight. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of stockholders of a bank or its parent company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

THE CORPORATION

         GENERAL. As a bank holding company ("BHC"), the Corporation is subject to regulation and supervision by the FRB. The Corporation is required to file annually a report of its operations with, and is subject to examination by, the FRB. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act of 1956, as amended, (the "BHCA") or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

         BHCA - ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior approval of the FRB. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

         Unless a BHC becomes a "financial holding company" ("FHC") under the GLBA (as discussed below), the BHCA also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

         The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs, such as the Corporation, that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         In order to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized (as discussed below under "The Bank") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act ("CRA") evaluation.

         A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB that imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Corporation has not elected to become a FHC.

         CAPITAL REQUIREMENTS. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHCA. These capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items (the "Total Risk-Based Capital Ratio"), with at least one-half of that amount consisting of Tier I or core capital and the remaining amount consisting of Tier II or supplementary capital. Tier I capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

         In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier I capital (defined by reference to the risk-based capital guidelines) to total average assets (the "Leverage Ratio") of 3.0%. Total average assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Leverage Ratio requirement is the minimum for the top-rated BHCs without any supervisory, financial or operational weaknesses or deficiencies or those, which are not experiencing or anticipating significant growth.

         The Corporation currently is in compliance with both the Risk Based Capital Ratio and the Leverage Ratio requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Adequacy." U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision, currently are considering changes to the risk-based capital adequacy framework, which ultimately could affect the appropriate capital guidelines.

         LIMITATIONS ON ACQUISITIONS OF COMMON STOCK. The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a BHC unless the FRB has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a BHC, such as us, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a BHC) or more, or such lesser percentage of our outstanding common stock as the FRB deems to constitute control over us.

         MASSACHUSETTS LAW. As a Massachusetts corporation, the Corporation must comply with the General Laws of the Commonwealth of Massachusetts and is subject to corporate regulation by the Massachusetts Secretary of State.

THE BANK

         GENERAL. The Bank is subject to extensive regulation and examination by the Massachusetts Commissioner of Banks (the "Commissioner") and by the FDIC, which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the FRB. The federal and state laws and regulations which are applicable to banks regulate among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.

         FDIC INSURANCE PREMIUMS. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds.

         CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding BHCs, as described above.

         Moreover, the federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (the "FDIA"). Under the regulations, a bank generally shall be deemed to be:

- "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, has a Tier I Risk Based Capital Ratio of 6.0% or more, has a Leverage Ratio of 5.0% or more and is not subject to any written capital order or directive;

- "adequately capitalized" if it has a total Risk Based Capital Ratio of 8.0% or more, a Tier I Risk Based Capital Ratio of 4.0% or more, and a Leverage Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"

- "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier I Risk Based Capital Ratio that is less than 4.0% or a Leverage Ratio that is less than 4.0% (3.0% under certain circumstances),

- "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier I Risk Based Capital Ratio that is less than 3.0% or a Leverage Ratio that is less than 3.0%, and

- "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution, which is required to submit a capital restoration plan, must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund

         Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

         At December 31, 2001, the Bank was deemed to be a well capitalized institution for the above purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Capital Adequacy." Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. We are unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, we cannot predict what effect such higher requirements may have on us. As is discussed above, the Bank would be required to remain a well-capitalized institution at all times if we elected to be treated as an FHC.

         BROKERED DEPOSITS. The FDIA restricts the use of brokered deposits by certain depository institutions. These restrictions have not had a material impact on the operations of the Bank because the Bank historically has not relied upon brokered deposits as a source of funding. At December 31, 2001, the Bank did not have any brokered deposits.

         TRANSACTIONS WITH AFFILIATES. The FDIA restricts the range of permissible transactions between a bank and an affiliated company. The Bank is subject to certain restrictions on loans to the Corporation, on investment in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on the Corporation's behalf. The Bank also is subject to certain restrictions on most types of transactions with the Corporation, requiring that the terms of such transactions be substantially equivalent to terms to similar transactions with non-affiliates. The GLBA requires the FRB to promulgate rules addressing credit exposure relating to derivatives transactions between banks and their affiliates. The FRB has adopted interim rules addressing such transactions, and it has solicited comments on the types of restrictions that should apply to derivatives transaction between banks and their affiliates.

         ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. Section 24 of the FDIA generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities.

         Further, the GLBA permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities that are permissible for subsidiaries of an FHC. Further, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

         COMMUNITY REINVESTMENT ACT. The CRA requires the FDIC to evaluate the Bank's performance in helping to meet the credit needs of the community. Massachusetts has also enacted a similar statute that requires the Commissioner to evaluate the Bank's performance in helping to meet community credit needs. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC and the Commissioner, and maintains comprehensive records of its CRA activities for this purpose. Management believes the Bank is currently in compliance with all CRA requirements.

         CUSTOMER INFORMATION SECURITY. The FRB, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

         PRIVACY. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Bank to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the Bank is prohibited from disclosing such information except as provided in its policies and procedures.

         USA PATRIOT ACT. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

         MASSACHUSETTS LAW - DIVIDENDS. Under Massachusetts law, stock savings banks such as the Bank may pay dividends no more often than quarterly, and only out of "net profits" and to the extent that such payments will not impair the Bank's capital stock and surplus account. Moreover, prior Commissioner approval is required if the total dividends for a calendar year would exceed net profits for that year combined with retained net profits for the previous two years. These restrictions on the ability of the Bank to pay dividends may restrict the Corporation's ability to pay dividends to its stockholders.

         REGULATORY ENFORCEMENT AUTHORITY. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Federal law requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

         New legislation or regulatory requirements could have a significant impact on the information reporting requirements applicable to the Bank's clients and may in the short term adversely affect the Bank's ability to service those clients at a reasonable cost. Any failure by the Bank to provide such support could cause the loss of customers and have a material adverse effect on the Corporation's financial results. Additionally, legislation or regulations may be proposed or enacted to regulate the Corporation in a manner that may adversely affect its financial results.

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

         At December 31, 2001, the Bank had 161 employees, 36 of whom were part-time. None of the employees of the Bank are represented by a collective bargaining group, and management considers its relations and communications with employees to be satisfactory.

BANK SUBSIDIARIES AND OTHER ACTIVITIES

         The Bank has six wholly owned subsidiaries. All of these subsidiaries are fully consolidated in the Corporation's financial statements. Those with significant activity include:

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         Information pertaining to directors and executive officers is set forth under "Election of a Class of Directors" and "Executive Officers" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 1, 2002 and is incorporated herein by reference.

EXECUTIVE COMPENSATION

         Information pertaining to executive compensation is set forth under "Executive Compensation" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 1, 2002 and is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information pertaining to security ownership of management and beneficial owners of more than five percent of the Corporation's common stock is set forth under "Beneficial Ownership of Common Stock" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 1, 2002 and is incorporated herein by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information pertaining to certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of the Corporation to be held on May 1, 2002 and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS OF
WARREN BANCORP, INC. AND SUBSIDIARIES

                                                                                         PAGES
                                                                                         -----
Report of Independent Public Accountants..............................................      35

Consolidated Balance Sheets at December 31, 2001 and December 31, 2000................      36

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999....................................................      37

Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2001, 2000 and 1999....................................................      38

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999....................................................      39

Notes to Consolidated Financial Statements............................................   40-75

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Warren Bancorp, Inc.:



We have audited the accompanying consolidated balance sheets of Warren Bancorp, Inc. and subsidiaries (collectively, the Corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warren Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                        ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 15, 2002

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,  DECEMBER 31,
                                                                                            2001          2000
                                                                                        ------------  ------------
A S S E T S

Cash and due from banks (non-interest bearing)  (note 12)                                $  16,834     $  13,669
Money market funds and overnight investments                                                10,166            74
                                                                                         ---------     ---------
   Cash and cash equivalents                                                                27,000        13,743
Due from mortgage investors (note 1)                                                        13,003            --
Investment and mortgage-backed securities available for sale  (amortized cost of
   $56,236 at December 31, 2001,  and $58,776 at December 31, 2000) (notes 2 and 7)         57,260        58,696
Investment securities held to maturity (fair value of $1,375 at December 31, 2001 and
   $1,250 at December 31, 2000) (note 2)                                                     1,375         1,250
Cost-basis investments (fair value of $6,034 at December 31, 2001 and
   $6,034 at December 31, 2000) (note 2)                                                     5,794         5,794

Loans held for sale (note 3)                                                                13,510         5,180

Loans  (notes 3 and 12)                                                                    341,639       348,332
Allowance for loan losses  (note 3)                                                         (4,973)       (4,781)
                                                                                         ---------     ---------
   Net loans                                                                               336,666       343,551
Banking premises and equipment, net  (note 4)                                                4,805         5,056
Accrued interest receivable                                                                  2,067         2,573
Other assets  (note 8)                                                                       2,150         2,279
                                                                                         ---------     ---------

   Total assets                                                                          $ 463,630     $ 438,122
                                                                                         =========     =========

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits  (note 6)                                                                    $ 398,347     $ 387,047
   Borrowed funds  (note 7)                                                                 19,082         8,654
   Escrow deposits of borrowers                                                              1,056         1,329
   Accrued interest payable                                                                    435           550
   Accrued expenses and other liabilities  (note 8)                                          2,265         2,860
                                                                                         ---------     ---------

     Total liabilities                                                                     421,185       400,440
                                                                                         ---------     ---------

Commitments and contingencies  (notes 4 and 12)

Stockholders' equity (notes 9 and 10):
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
       Issued and outstanding - none                                                            --            --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
       Issued - 8,094,414 shares at December 31, 2001 and December 31, 2000
       Outstanding - 7,382,731 shares at December 31, 2001, 7,337,611 shares at
        December 31, 2000                                                                      809           809
   Additional paid-in capital                                                               35,595        35,715
   Retained earnings                                                                        11,253         7,462
   Treasury stock, at cost, 711,683 shares at December 31, 2001, 756,803 shares at
        December 31, 2000                                                                   (5,872)       (6,244)
                                                                                         ---------     ---------
                                                                                            41,785        37,742
   Accumulated other comprehensive income  (note 2)                                            660           (60)
                                                                                         ---------     ---------

      Total stockholders' equity                                                            42,445        37,682
                                                                                         ---------     ---------

      Total liabilities and stockholders' equity                                         $ 463,630     $ 438,122
                                                                                         =========     =========

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                    YEAR ENDED DECEMBER  31,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------     -------    --------
Interest and dividend income:
   Interest on loans                                            $ 29,677     $27,452    $ 22,891
   Interest and dividends on investments                           2,766       4,682       4,969
   Interest on mortgage-backed securities                            767         930       1,127
                                                                --------     -------    --------

      Total interest and dividend income                          33,210      33,064      28,987
                                                                --------     -------    --------

Interest expense:
   Interest on deposits                                           12,492      12,744      11,488
   Interest on borrowed funds                                        997         376         315
                                                                --------     -------    --------

      Total interest expense                                      13,489      13,120      11,803
                                                                --------     -------    --------

      Net interest income                                         19,721      19,944      17,184
(Recovery of) provision for  loan losses  (note 3)                  (131)        456         120
                                                                --------     -------    --------
      Net interest income after  (recovery of) provision for
         loan losses                                              19,852      19,488      17,064
                                                                --------     -------    --------

Non-interest income:
   Customer service fees                                           1,309       1,223         964
   Gains on sales of investment securities, net  (note 2)             --         208          17
   Gain on sale of fixed assets (note 11)                             --         376          --
   Gains on sales of mortgage loans (note 3)                       1,032         214         232
   Other                                                             248           6          84
                                                                --------     -------    --------

      Total non-interest income                                    2,589       2,027       1,297
                                                                --------     -------    --------

      Income before non-interest expense and income taxes         22,441      21,515      18,361
                                                                --------     -------    --------

Non-interest expenses:
   Salaries and employee benefits  (note 10)                       7,430       7,127       6,580
   Office occupancy and equipment (note 4)                         1,277       1,168       1,054
   Professional services                                             199         186         273
   Marketing                                                         309         382         214
   Real estate operations income                                      --          --        (510)
   Outside data processing expense (note 4)                          575         561         480
   Other                                                           2,229       1,990       1,783
                                                                --------     -------    --------

      Subtotal                                                    12,019      11,414       9,874

   Expenses for formation of Warren Real Estate Investment
      Corporation                                                     --          --         196
                                                                --------     -------    --------

       Total noninterest expenses                                 12,019      11,414      10,070
                                                                --------     -------    --------

       Income before income taxes                                 10,422      10,101       8,291
       Income tax expense (note 8)                                 3,318       3,368       2,827
                                                                --------     -------    --------

       Net income                                               $  7,104     $ 6,733    $  5,464
                                                                ========     =======    ========

      Basic earnings per share  (note 5)                        $   0.97     $  0.92    $   0.74
                                                                ========     =======    ========

      Diluted earnings per share  (note 5)                      $   0.94     $  0.91    $   0.72
                                                                ========     =======    ========

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                   ACCUMULATED
                                                                         ADDITIONAL                  OTHER
                                               COMPREHENSIVE   COMMON     PAID-IN      RETAINED   COMPREHENSIVE  TREASURY
                                                  INCOME       STOCK      CAPITAL      EARNINGS      INCOME       STOCK      TOTAL
                                               -------------   ------    ----------    --------   -------------  --------   --------
Balance at December 31, 1998                                   $809       $35,710      $4,516        $799        ($1,913)   $39,921

Comprehensive income:
 Net Income                                     $   5,464        --            --       5,464          --             --      5,464
 Other comprehensive income:                     ---------

Unrealized  loss on securities
 Available for sale, net of taxes                    (806)
Less: Reclassification adjustment for
 securities gains, net of tax expense
 included in net income                                 0
                                                ---------
Total other comprehensive  income                    (806)       --            --          --        (806)            --       (806)
                                                ---------

Comprehensive income                            $   4,658
                                                =========

Purchase of treasury stock (523,400 shares)                      --            --          --          --         (4,634)    (4,634)

Dividends paid ($.630 per share)                                 --            --      (4,675)         --             --     (4,675)

Tax benefit of stock options exercised                           --           246          --          --             --        246

Issuance of 29,920 common  shares
     for exercise of options                                     --          (115)         --          --            243        128
                                                               ----       -------     -------        ----        -------    -------

Balance at December 31, 1999                                    809        35,841       5,305          (7)        (6,304)    35,644

Comprehensive income:
Net Income                                      $   6,733        --            --       6,733          --             --      6,733
Other comprehensive income:                     ---------

Unrealized  gain on securities
             available for sale, net of taxes          82
Less: Reclassification adjustment for
             securities gains, net of tax
             expense of $73, included in net
             income                                  (135)
                                                ---------

Total other comprehensive  income                     (53)       --            --          --         (53)            --        (53)
                                                ---------

Comprehensive income                            $   6,680
                                                =========

Purchase of treasury stock (25,000 shares)                       --            --          --          --           (183)      (183)

Dividends paid ($.625 per share)                                 --            --      (4,576)         --             --     (4,576)

Tax benefit of stock options exercised                           --             2          --          --             --          2

Issuance of 29,400 common  shares
     for exercise of options                                     --          (128)         --          --            243        115
                                                               ----       -------     -------        ----        -------    -------

Balance at December 31, 2000                                    809        35,715       7,462         (60)        (6,244)    37,682

Comprehensive income:
 Net Income                                     $   7,104        --            --       7,104          --             --      7,104
 Other comprehensive income:                    ---------

Unrealized  gain on securities
      available for sale, net of taxes                720        --            --          --         720             --        720
                                                ---------
Comprehensive income                            $   7,824
                                                =========

Dividends paid ($.450 per share)                                 --            --      (3,313)         --             --     (3,313)

Tax benefit of stock options exercised                           --            21          --          --             --         21

Issuance of 45,120 common  shares
     for exercise of options                                     --          (141)         --          --            372        231
                                                               ----       -------     -------        ----        -------    -------

Balance at December 31, 2001                                   $809       $35,595     $11,253        $660        ($5,872)   $42,445
                                                               ====       =======     =======        ====        =======    =======

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                2001         2000         1999
                                                                              --------     --------     --------
   Net income                                                                 $  7,104     $  6,733     $  5,464

   Adjustments to reconcile net income to net cash provided by operating activities:

     (Recovery of) provision for loan losses                                      (131)         456          120
     Depreciation and amortization                                                 541          511          488
     (Prepaid) deferred income taxes                                              (118)         373          229
     (Accretion) amortization of premiums, fees and discounts                      (98)         (12)         604
     (Gains) on sale of investment securities                                       --         (208)         (17)
     (Gains) on sales of mortgage loans                                         (1,032)        (214)        (232)
     (Gains) on sales of fixed assets                                               --         (376)          --
     (Gains) on sale of real estate acquired by foreclosure                         --           --         (514)
      Loans originated for sale                                                (98,673)     (22,348)     (23,718)
      Proceeds from sales of loans                                              97,376       19,198       23,326
     Decrease in accrued interest receivable                                       506           40          190
     (Increase) in due from mortgage investors                                       0           --           --
     (Increase) decrease in other assets                                          (137)        (218)          83
     (Decrease) increase  in accrued interest payable                             (115)          38          (77)
     (Decrease) increase  in other liabilities and escrow deposits                (847)       1,144        1,424
                                                                              --------     --------     --------

         Net cash (used in) provided by operating activities                     4,376        5,117        7,370
                                                                              --------     --------     --------

Cash flows from investing activities:
   Purchase of investment securities                                           (18,119)     (22,925)     (18,100)
   Purchase of mortgage-backed securities                                       (2,049)          --           --
   Proceeds from sales of investment securities available for sale                  --        2,204           17
   Proceeds from maturities of investment securities available for sale         18,903       34,848       37,953
   Proceeds from payments of mortgage-backed securities available for sale       3,778        2,434        5,982
   Proceeds from sales of real estate acquired by foreclosure                       --           --          163
   Net decrease (increase)  in loans                                           (11,988)     (57,264)     (22,610)
   Proceeds from sales of fixed assets                                              --          669           --
   Purchases of premises and equipment                                            (290)        (809)        (535)
                                                                              --------     --------     --------

      Net cash provided by (used in) investing activities                       (9,765)     (40,843)       2,870
                                                                              --------     --------     --------

Cash flows from financing activities:
   Net increase in deposits                                                     11,300       31,513        8,522
   Proceeds from Federal Home Loan Bank advances                                 3,000           --           --
   Principal payments on Federal Home Loan Bank advances                           (14)          --           --
   Net increase (decrease) in other borrowed funds                               7,442        1,144         (164)
   Dividends paid                                                               (3,313)      (4,576)      (4,675)
   Purchases of treasury stock                                                      --         (183)      (4,634)
   Stock options exercised                                                         231          115          128
                                                                              --------     --------     --------

          Net cash provided by (used in) financing activities                   18,646       28,013         (823)
                                                                              --------     --------     --------

   Net increase (decrease) in cash and cash equivalents                         13,257       (7,713)       9,417
   Cash and cash equivalents at beginning of year                               13,743       21,456       12,039
                                                                              --------     --------     --------

   Cash and cash equivalents at end of year                                   $ 27,000     $ 13,743     $ 21,456
                                                                              ========     ========     ========

   Cash paid during the year for:
       Interest                                                               $ 13,604     $ 13,082     $ 11,880
       Income taxes                                                           $  4,367     $  2,535     $  2,245

   Supplemental noncash activities:

      Foreclosures on real estate                                             $     --     $     --     $    101
      Mortgage loans converted from adjustable-rate portfolio loans
        to fixed-rate loans held for sale or loans sold                       $ 19,004           --           --

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2001, 2000 and 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Warren Bancorp, Inc. (the "Corporation") is a bank-holding company that wholly owns Warren Five Cents Savings Bank (the "Bank"). The Bank operates a main office and three additional banking offices in Peabody and two banking offices in Beverly and also operates a website with online banking capabilities. The Bank operates as a community bank with a primary service area centered in the cities of Peabody and Beverly, Massachusetts. This service area also encompasses other cities and towns in eastern Massachusetts as well as southern New Hampshire. It is in the business of making individual and commercial loans as well as offering an array of deposit products to customers in its market area.

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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

         Most of the Corporation's business is with customers in Massachusetts and southern New Hampshire. The types of securities in which the Corporation invests are disclosed in Note 2. Note 3 discloses the types of lending in which the Corporation is engaged. The Corporation does not have any significant concentrations in any one industry or customer.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


           The following is a summary of the more significant accounting policies.

CASH AND CASH EQUIVALENTS

           For purposes of the consolidated statement of cash flows, cash and cash equivalents include cash and balances due from banks and overnight deposits and investments with remaining maturities of three months or less.

DUE FROM MORTGAGE INVESTORS

           This represents the amount owed to the Corporation by mortgage investors for loans sold. During the 2001 period there have been significant delays by mortgage investors in making payments due to the backlog caused by the volume of mortgage loans sold into the secondary market nationwide.

INVESTMENT AND MORTGAGE-BACKED SECURITIES

           Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity investments and non-marketable equity securities are generally classified as cost-basis investments. Both classifications are reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading investments and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as held to maturity, cost basis or trading are classified as available-for-sale investments and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income taxes. The Corporation classifies its investments and mortgage-backed securities into three categories: available-for-sale, held-to-maturity and cost-basis investments; the Corporation has no securities held for trading.

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

LOANS HELD FOR SALE AND SALES OF LOANS

           Prior to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, loans held for sale are stated at the lower of aggregate cost or fair value. The fair value of loans held for sale is estimated based on outstanding investor commitments or, in the absence of such commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


           In addition, the Corporation had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Corporation had also entered into forward sales agreements for certain funded loans and loan commitments. The Corporation recorded unfunded commitments based upon their fair value as a charge through earnings. The Corporation also records the undesignated forward sales agreements at fair value with charges to earnings. When a commitment is funded, the Corporation designates the forward sale agreement as a hedge of the loan held for sale and records both instruments at fair value with changes recorded in earnings.

ALLOWANCE FOR LOAN LOSSES

           The allowance for loan losses is available for future credit losses inherent in the loan portfolio. Additions to the allowance are charged to earnings. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is doubtful. Recoveries on loans previously charged off are credited to the allowance.

           The allowance is an amount management believes will be adequate to absorb loan losses based on evaluations of known and inherent risks in the portfolio, changes in the nature of the loan portfolio, overall portfolio quality, specific problem loans, prior loss experience and economic trends that may affect the borrowers' ability to pay. It consists of three components: an allowance specific to impaired loans; a general allowance on loans graded according to assessed credit risk; and an unallocated allowance that is not attributable to any specific loan or loan grade and that is based on consideration such as general risk characteristics in the loan portfolio, general economic trends in assessment of the current business cycle and trends and concerns of banking regulators.

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


IMPAIRED AND NONACCRUAL LOANS

           The Corporation accounts for impaired loans at the present value of the expected future cash flows discounted at the loans' effective interest rates or the fair value of collateral for collateral-dependent loans. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through the allowance for loan losses. Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans, are collectively evaluated for impairment. Typically, the maximum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days.

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

BANKING PREMISES AND EQUIPMENT

           Banking premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the terms of leases, if shorter. Any repairs and maintenance are expensed. The Corporation periodically assesses the realizability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based on its review, the Corporation does not believe that any material impairment of its long-lived assets has occurred.

REAL ESTATE ACQUIRED BY FORECLOSURE

           Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings, acceptance of a deed in lieu of foreclosure or by taking possession of collateral and is

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


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

RECENT ACCOUNTING DEVELOPMENTS

           The Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended on January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recorded currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the statement of income and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, and FASB No. 138, An Amendment of Statement 133, was adopted on January 1, 2001 and there was no effect on the results of operations.

           As of December 31, 2001, the Corporation had commitments outstanding to fund mortgage loans, which will be sold to third parties subsequent to origination as required under contracts. These commitments to fund mortgage loans and the agreements to subsequently sell such loans to third parties qualify as derivative instruments under SFAS No. 133. However, recognition of these derivative instruments upon the adoption of SFAS No. 133 did not have a material impact on the Corporation's financial position or results of operations.

           The Financial Accounting Standards Board ("FASB") has issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001; however, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the Corporation's financial position or results of operations.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


           In July 2001, FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Based on the Corporation's balance sheet at December 31, 2001, there would be no impact from the adoption of SFAS 141 and SFAS 142 because the Corporation does not have goodwill on its balance sheet.

           In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Corporation's financial condition.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999







(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES


           Investment and mortgage-backed securities at December 31, 2001 and 2000 are as follows:

                                                       GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED   FAIR
                                          COST         GAINS         LOSSES     VALUE
                                        ---------    ----------    ----------   ----
                                                       (IN THOUSANDS)
2001

AVAILABLE FOR SALE

Fixed income mutual funds ..........    $ 28,490    $    764     $     (8)    $ 29,246
FNMA mortgage-backed securities ....       7,324         243           --        7,567
GNMA mortgage-backed securities ....       2,496          34           --        2,530
U.S. Government and related
 obligations .......................      12,612          26           (4)      12,634
Preferred stock ....................       5,314         106         (137)       5,283
                                        --------    --------     --------     --------

                                          56,236       1,173         (149)      57,260
                                        --------    --------     --------     --------

HELD TO MATURITY

Foreign government bonds ...........       1,375          --           --        1,375
                                        --------    --------     --------     --------

COST BASIS

Stock in Federal Home Loan Bank
  of Boston ........................       4,110          --           --        4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................         108          --           --          108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........       1,576         240           --        1,816
                                        --------    --------     --------     --------
                                           5,794         240           --        6,034
                                        --------    --------     --------     --------
                                        $ 63,405    $  1,413     $   (149)    $ 64,669
                                        ========    ========     ========     ========

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


                                                        GROSS         GROSS
                                          AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                            COST       GAINS        LOSSES       VALUE
                                         --------    --------     --------     --------
                                                         (IN THOUSANDS)
2000

AVAILABLE FOR SALE

Fixed income mutual funds ..........    $ 28,698    $    252     $    (38)    $ 28,912
FNMA mortgage-backed securities ....       8,044         289           --        8,333
GNMA mortgage-backed securities ....       3,508          --          (28)       3,480
U.S. Government and related
 obligations .......................       7,645          28           --        7,673
Corporate notes ....................       5,567           2           (4)       5,565
Preferred stock ....................       5,314          --         (581)       4,733
                                        --------    --------     --------     --------

                                          58,776         571         (651)      58,696
                                        --------    --------     --------     --------

HELD TO MATURITY

Foreign government bonds ...........       1,250          --           --        1,250
                                        --------    --------     --------     --------

COST BASIS

Stock in Federal Home Loan Bank
  of Boston ........................       4,110          --           --        4,110
Stock in Depositors Insurance Fund
  Liquidity Fund ...................         108          --           --          108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .........       1,576         240           --        1,816
                                        --------    --------     --------     --------
                                           5,794         240           --        6,034
                                        --------    --------     --------     --------
                                        $ 65,820    $    811     $   (651)    $ 65,980
                                        ========    ========     ========     ========

           There were no sales of mortgage-backed securities in 2001, 2000 and 1999, and there were no sales of other types of debt securities in 2001, 2000 and 1999.

           Proceeds from the sales of equity securities were $2,204,000 in 2000 and, there were not any sales in 2001 and 1999. Realized gains on sales of equity securities were $208,000 in 2000. However in 1999, the Corporation received a settlement in the amount of $17,000 for an investment which was sold in 1994.

           There were no realized losses on sales of equity securities in 2001, 2000 or 1999.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






(2) INVESTMENT AND MORTGAGE-BACKED SECURITIES - (CONTINUED)


           U.S. Government and related obligations and mortgage-backed securities with an amortized cost and fair value of $16,175,000 and $16,298,000, respectively, at December 31, 2001 were pledged to secure securities sold under agreements to repurchase. These securities were classified as available for sale.

           The following table presents a maturity distribution of the amortized cost and fair value of the debt securities portfolio as of December 31, 2001. Adjustable-rate mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates are made of fixed-rate, mortgage-backed security amortization and prepayments.

                                       AFTER         AFTER
                                        ONE           FIVE
                                        BUT           BUT
                          WITHIN      WITHIN         WITHIN          AFTER
                           ONE         FIVE            TEN            TEN
                           YEAR        YEARS          YEARS          YEARS        TOTAL
                           ----        -----          -----          -----        -----
                                                       (IN THOUSANDS)
AVAILABLE FOR SALE

Amortized cost ...       $20,315       $ 1,972       $   145       $     --       $22,432
                         =======       =======       =======       ========       =======

Fair value .......       $20,582       $ 2,002       $   147       $     --       $22,731
                         =======       =======       =======       ========       =======


HELD TO MATURITY

Amortized cost ...       $    --       $   875       $   500       $     --       $ 1,375
                         =======       =======       =======       ========       =======

Fair value .......       $    --       $   875       $   500       $     --       $ 1,375
                         =======       =======       =======       ========       =======

           The Bank, as a member of the Federal Home Loan Bank of Boston ("FHLBB"), is required to invest in $100 par value stock in the amount of one percent of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever is higher. As and when such stock is redeemed, the Bank would receive from the FHLBB an amount equal to the par value of the stock.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(3) LOANS


     Loans at December 31 are summarized as follows:

                                 2001           2000
                                 ----           ----
                                   (IN THOUSANDS)
Residential mortgage:
    Adjustable-rate .....    $  45,511     $  85,391
    Fixed-rate ..........        3,251         3,126
                             ---------     ---------
                                48,762        88,517
                             ---------     ---------

Commercial mortgage:
    Adjustable-rate .....      175,740       150,295
    Fixed-rate ..........       25,150        28,371
    Construction ........       13,192        14,812
                             ---------     ---------
                               214,082       193,478
                             ---------     ---------

Commercial loans ........       49,225        41,512
                             ---------     ---------

Consumer loans:
    Home equity .........       26,763        22,442
    Other ...............        2,807         2,383
                             ---------     ---------
                                29,570        24,825
                             ---------     ---------

    Total loans .........      341,639       348,332

Allowance for loan losses       (4,973)       (4,781)
                             ---------     ---------
          Net loans .....    $ 336,666     $ 343,551
                             =========     =========

           Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                      2001        2000         1999
                                                      ----        ----         ----
                                                           (IN THOUSANDS)
Balance at beginning of year ...................    $ 4,781     $ 4,271     $ 4,023
(Recovery of) provision for  loan losses charged
 (credited) to expense .........................       (131)        456         120
Loans charged off ..............................         (4)        (22)        (60)
Loan recoveries ................................        327          76         188
                                                    -------     -------     -------
Balance at end of year .........................    $ 4,973     $ 4,781     $ 4,271
                                                    =======     =======     =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





 (3) LOANS - (CONTINUED)


           At December 31, 2001 the Corporation had net deferred origination costs of $330,000, reflected as an addition to the appropriate loan categories, and at December 31, 2000 had $514,000 net deferred origination costs, reflected as an addition to the appropriate loan categories.

           At December 31, 2001, 2000 and 1999 the Corporation serviced residential loans for investors of approximately $3,692,000, $3,770,000 and $3,737,000, respectively, which are not reflected in the accompanying consolidated financial statements because they are not assets of the Corporation. At December 31, 2001 no formal recourse provisions exist in connection with such servicing. At December 31, 2001 and 2000, the Corporation did not have servicing assets. All loans sold in 2001 were sold on a servicing released basis. Gains on sales of mortgage loans of $1.0 million and $214,000 were realized during the 2001 and 2000 periods, respectively, from the sale of $109.3 million and $19.0 million of residential mortgage loans.

           Nonaccruing loans amounted to zero at December 31, 2001 and 2000 and $914,000 at December 31, 1999. Interest income of approximately $47,000 would have been recorded in 1999 on these nonaccrual loans if these loans had been on a current basis in accordance with their original terms. Interest income actually recorded on these nonaccrual loans amounted to $26,000 in 1999.

           At December 31, 2001 and 2000, there were $1.8 million and $991,000 of loans considered impaired and performing, respectively. The Corporation would have recorded no additional interest income had these loans performed under their original terms. Interest income on these loans amounted to $147,000 in 2001 and $112,000 in 2000.

           During 2001 and 2000, the average recorded investment in impaired loans was $1,117,000 and $887,000, respectively.

           The allowance for loan losses at December 31, 2001 attributable to $1.8 million of impaired loans, all of which is measured using the fair value of collateral method, is $91,000 (of the $1.8 million of impaired loans, $1.7 million had zero allowance for loan losses). The allowance for loan losses at December 31, 2000 attributable to $991,000 of impaired loans, all of which is measured using the fair value of collateral method, was $56,000 (all impaired loans had an allowance for loan losses).

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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(3) LOANS - (CONTINUED)


           In the ordinary course of business, the Bank has made loans to executive officers and directors of the Corporation and its subsidiaries and to affiliates of the executive officers and directors at substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 2001 was $4,250,000. In addition to this balance, the Bank has commitments to extend an additional $463,000. Activity in these loans during the year ended December 31, 2001 included loan additions of $557,000 and loan repayments of $536,000 and one director resigned with outstanding balances as of December 31, 2000 of $4,621,000. The balance of these loans at December 31, 2000 was $8,850,000.

(4)  BANKING PREMISES AND EQUIPMENT

           Banking premises and equipment at December 31 are as follows:

                                                                             ESTIMATED
                                                                            USEFUL LIVES          2001                2000
                                                                            ------------          ----                ----
                                                                                                       (IN THOUSANDS)
           Land........................................................                         $   969             $   969
           Buildings...................................................     3-40 Years            4,681               4,681
           Furniture, fixtures and equipment...........................     3-38 Years            4,712               4,490
           Leasehold improvements......................................     5-20 Years            1,584               1,552
                                                                                                -------               -----
                                                                                                 11,946              11,692
           Accumulated depreciation and amortization...................                          (7,141)             (6,636)
                                                                                                -------               -----
                                                                                                $ 4,805               5,056
                                                                                                =======               =====

           Depreciation and amortization expense related to the Corporation's premises and equipment were $541,000, $511,000 and $488,000 in 2001, 2000 and
1999, respectively.

           At December 31, 2001, the Bank is obligated under noncancelable operating leases for premises and outside data processing for minimum payments in future periods as follows:

YEAR ENDED DECEMBER 31,                                                                    MINIMUM PAYMENTS
-----------------------                                                                    ----------------
                                                                                            (IN THOUSANDS)
           2002.................................................................               $663
           2003.................................................................                572
           2004.................................................................                196
           2005.................................................................                162
           2006.................................................................                151
           Thereafter...........................................................                228
                                                                                             ------
                                                                                             $1,972
                                                                                             ======

           Rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $206,000, $200,000 and $125,000, respectively. Outside data processing expense for the years ended December 31, 2001, 2000 and 1999 amounted to $575,000, $561,000 and $480,000, respectively. In September 2000, the Corporation sold a parcel of land and building, which was the

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(4)  BANKING PREMISES AND EQUIPMENT - (CONTINUED)


former location of the Bank's South Peabody branch office (see Note 11 "Related-Party Transaction" below).

(5) EARNINGS PER SHARE

           The components of basic and diluted EPS for the years ended 2001, 2000 and 1999 are as follows:

                                   NET INCOME             WEIGHTED AVERAGE SHARES            NET INCOME PER SHARE
                       -------------------------------------------------------------------------------------------------
                          2001       2000      1999       2001       2000      1999        2001      2000        1999
                       -------------------------------------------------------------------------------------------------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

Basic EPS ........       $7,104     $6,733     $5,464     7,360     7,323     7,419    $   0.97    $   0.92   $   0.74
Effect of dilutive
   stock options .           --         --         --       190       108       195        0.03        0.01       0.02
                         ------     ------     ------     -----     -----     -----    --------    --------   --------
Diluted EPS ......       $7,104     $6,733     $5,464     7,550     7,431     7,614    $   0.94    $   0.91   $   0.72
                         ======     ======     ======     =====     =====     =====    ========    ========   ========


           The following table summarizes options that could potentially dilute earnings per share in the future. These options were not included in the computation of the common stock equivalents because the impact would have been antidilutive:

                                                                                  2001          2000          1999
                                                                                  ----          ----          ----

Anti-dilutive options ......................................................      359,900      527,180      229,100
Weighted average exercise price ............................................   $    10.89    $    9.64    $   12.01

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




(6)  DEPOSITS


           Deposits at December 31 are summarized as follows:

                                                   2001          2000
                                                 --------      --------
                                                      (IN THOUSANDS)
Non-interest bearing ......................      $ 30,640      $ 26,641
                                                 --------      --------

Savings deposits:
    Regular savings and club accounts .....       106,319        98,276
    NOW accounts ..........................        54,029        47,491
    Cash Manager and Passbook Plus accounts        53,726        57,385
                                                 --------      --------
     Total savings deposits ...............       214,074       203,152
Time deposits .............................       153,633       157,254
                                                 --------      --------
     Total deposits .......................      $398,347      $387,047
                                                 ========      ========

           Contractual maturities of time deposits at December 31, 2001 are as follows:

                                                                                       (IN THOUSANDS)
           Within one year.......................................................          $ 127,249
           From one to two years.................................................             14,490
           From two to five years................................................             11,894
           After five years......................................................                  0
                                                                                        ------------
                                                                                           $ 153,633
                                                                                        ============

           The aggregate amount of individual time deposits with a minimum denomination of $100,000 or more was $32,025,000 and $28,766,000 at December 31, 2001 and 2000, respectively. Interest expense related to such deposits was approximately $1,646,000 in 2001, $1,572,000 in 2000 and $1,392,000 in 1999.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(7)  BORROWED FUNDS


            Borrowed funds at December 31 are summarized as follows:

                                                          2001                                 2000
                                                -------------------------------     ------------------------------
                                                                   WEIGHTED                          WEIGHTED
                                                                   AVERAGE                           AVERAGE
                                                 AMOUNT             RATE              AMOUNT          RATE
                                                 ------             ----              ------          ----
                                                                 (DOLLARS IN THOUSANDS)
Securities sold under agreements
   to repurchase maturing in January,
   2002 and January, 2001, at December
   31, 2001 and 2000, respectively ...          $13,425             1.26%          $ 5,983             3.00%

Federal Home Loan Bank advances:
   Maturing April 25, 2001 @ 3.78% ...          $    --                            $   14
   Maturing September 16, 2002 @ 4.88%            3,000                                --
   Maturing January 31, 2003 @ 3.07% .               19                                19
   Maturing May 2, 2005 @ 6.03% ......            2,000                             2,000
   Maturing November 10, 2009 @ 6.00%               450                               450
   Maturing May 2, 2011@ 5.54% .......              188                               188
                                                -------                            -------
      Subtotal .......................            5,657             5.39             2,671             5.96
                                                -------                            -------

       Total borrowed funds ..........          $19,082             2.48%          $ 8,654             3.91%
                                                =======                            =======

           All Federal Home Loan Bank advances listed above are subject to prepayment penalties.

           In addition to the advances above, the Corporation has an overnight line of credit with the Federal Home Loan Bank of Boston in the amount of $15 million, none of which was used at December 31, 2001.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999







(8)  INCOME TAXES


           The components of income tax expense for the years ended December 31 were as follows:

                                                                2001          2000          1999
                                                                ----          ----          ----
                                                                        (IN THOUSANDS)
Current:
    Federal ............................................      $ 3,380       $ 2,754       $ 2,349
    State ..............................................           56           241           249
                                                              -------       -------       -------
                                                                3,436         2,995         2,598
                                                              -------       -------       -------

Deferred (prepaid):
    Federal ............................................          (90)          318           167
    State ..............................................          (33)           58            69
    Increase (decrease) in beginning-of-the-year balance
        of valuation allowance for deferred tax assets .            5            (3)           (7)
                                                              -------       -------       -------
                                                                 (118)          373           229
                                                              -------       -------       -------
                                                              $ 3,318       $ 3,368       $ 2,827
                                                              =======       =======       =======

           A reconciliation of income tax expense attributable to operations with Federal income taxes at the statutory rate of 34% for the years ended December 31, 2001, 2000 and 1999 follows:

                                                            2001           2000          1999
                                                            ----           ----          ----
                                                                     (IN THOUSANDS)
Computed "expected" tax expense at
   statutory rate ...................................      $ 3,543       $ 3,434       $ 2,819
Items affecting income tax expense:
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated to
      income tax expense ............................            5            (3)           (7)
    Dividends received deduction ....................          (82)         (107)         (107)
    State income taxes, net of Federal income
     tax benefit, before change in valuation
     allowance ......................................          191           195           204
    Resolution of state-tax matters from prior years,
      net of federal tax ............................         (176)           --            --
    Interest on municipal bonds .....................         (138)          (45)           --
    Other ...........................................          (25)         (106)          (82)
                                                           -------       -------       -------
        Income tax expense ..........................      $ 3,318       $ 3,368       $ 2,827
                                                           =======       =======       =======

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(8)  INCOME TAXES  - (CONTINUED)

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                    2001           2000
                                                                    ----           ----
                                                                      (IN THOUSANDS)
Deferred tax assets:
   Allowance for loan losses ...............................      $ 2,036       $ 1,906
   Valuation adjustments on securities .....................          427           354
   Deferred compensation ...................................          117           132
   Cash versus accrual adjustments .........................          176           187
   Depreciation of banking premises and equipment ..........          142           235
   Unrealized losses on debt and equity securities available
       for sale ............................................           --            20
   Other ...................................................           23            30
                                                                  -------       -------

      Total gross deferred tax assets ......................        2,921         2,864

         Less valuation allowance ..........................          (47)          (42)
                                                                  -------       -------

          Net deferred tax assets ..........................        2,874         2,822
                                                                  -------       -------
Deferred tax liabilities:
   Deferred loan costs .....................................           86           185
   Purchase accounting adjustments .........................          627           639
   Accounting for partnership interests ....................          509           509
   Deferred transfer of taxable dividends ..................          252           194
   Unrealized gains on debt and equity securities
      available for sale ...................................          364            --
    Other ..................................................           40            33
                                                                  -------       -------
          Total gross deferred tax liabilities .............        1,878         1,560
                                                                  -------       -------
          Net deferred tax asset ...........................      $   996       $ 1,262
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

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(8)  INCOME TAXES  - (CONTINUED)

in the case of certain excess distributions to shareholders. The tax effect of the tax bad debt reserves subject to recapture in the case of certain excess distributions is approximately $885,000.

(9) STOCKHOLDERS' EQUITY

CAPITAL ADEQUACY

           The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's business and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

           As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would cause a change in the Bank's categorization.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


 (9) STOCKHOLDERS' EQUITY - (CONTINUED)


           The Corporation's and the Bank's actual regulatory capital amounts (for purposes of computing the ratios) and ratios at December 31, 2001 and 2000 are presented in the following table (dollars in thousands):


                                                                                                 TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                        FOR CAPITAL         PROMPT CORRECTIVE
                                                 ACTUAL                   ADEQUACY          ACTION PROVISIONS
                                     -------------------------    -------------------   ---------------------------
                                     REGULATORY        CAPITAL    REGULATORY  CAPITAL    REGULATORY       CAPITAL
                                       CAPITAL          RATIO      CAPITAL     RATIO       CAPITAL         RATIO

-------------------------------------------------------------------------------------------------------------------
2001

WARREN BANCORP, INC.

       Leverage capital                 $41,785         9.02%      $13,903      3.0%          N/A          N/A
       Tier I risk-based capital         41,785        11.18%       14,950      4.0%          N/A          N/A
       Total risk-based capital          46,461        12.43%       29,900      8.0%          N/A          N/A

WARREN FIVE CENTS SAVINGS BANK
       Leverage capital                  40,118         8.66%       13,903      3.0%        $ 23,172        5.0%
       Tier I risk-based capital         40,118        10.73%       14,960      4.0%          22,440        6.0%
       Total risk-based capital          44,797        11.98%       29,920      8.0%          37,400       10.0%


                                                                                                        TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                              FOR CAPITAL            PROMPT CORRECTIVE
                                                     ACTUAL                    ADEQUACY               ACTION PROVISIONS
                                           -------------------------       -------------------     ---------------------------
                                           REGULATORY      CAPITAL        REGULATORY   CAPITAL       REGULATORY       CAPITAL
                                             CAPITAL        RATIO          CAPITAL      RATIO          CAPITAL         RATIO
------------------------------------------------------------------------------------------------------------------------------

2000

WARREN BANCORP, INC.

       Leverage capital                      $37,503         8.68%          $12,966      3.0%               N/A        N/A
       Tier I risk-based capital              37,503        10.19%           14,716      4.0%               N/A        N/A
       Total risk-based capital               42,104        11.44%           29,432      8.0%               N/A        N/A

WARREN FIVE CENTS SAVINGS BANK
       Leverage capital                       36,102          8.35%          12,966      3.0%           $ 21,611       5.0%
       Tier I risk-based capital              36,102          9.81%          14,726      4.0%             22,089       6.0%
       Total risk-based capital               40,706        11.06%           29,453      8.0%             36,816      10.0%

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

RETAINED EARNINGS

     At the time of the Bank's conversion from mutual to stock form of ownership in 1986, the Bank established a liquidation account for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the conversion. Liquidation subaccounts totaling $12,340,000 were established for each such eligible account holder equal to such holder's proportionate share of total qualifying deposits on February 28, 1986. After the acquisition of Beverly Savings Bank ("Beverly"), the Bank established a separate liquidation account for the benefit of eligible account holders of Beverly who continue to maintain their account after Beverly's conversion from mutual to stock form of ownership and the subsequent Beverly acquisition, and subaccounts for each such holder based on such holder's proportionate share of Beverly's total qualifying assets on April 30, 1986. The balance in the two liquidation accounts at December 31, 2001, the latest measurement date, was $1,186,000 (unaudited). Both liquidation accounts will be reduced to the extent that eligible account holders have

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(9) STOCKHOLDERS' EQUITY - (CONTINUED)

reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in his liquidation subaccount. In the event of a complete liquidation of the Bank, and in only such event, each eligible account holder will be entitled to receive a distribution from the liquidation accounts equal to the current adjusted qualifying balance of his or her subaccount, to the extent of the Bank's assets remaining after payment of all prior claims.

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

           The Corporation's contributions to the plan charged to operations were as follows (in thousands):

                                            2001      2000      1999
                                            ----      ----      ----

           Employer contribution .....      $157      $142      $128
           Employer match ............        58        60        59
           Profit sharing distribution       310       313        55
                                            ----      ----      ----
                                            $525      $515      $242
                                            ====      ====      ====

           One of the investment alternatives for the plan's participants is Warren Bancorp, Inc. common stock. In that regard, the Corporation reserved 270,000 shares of authorized but unissued shares for issuance thereunder. Employees do not have restrictions on sales of shares within their 401(k) accounts.

TERMINATION OF PENSION PLAN

           As of October 1, 1997, the Bank terminated its defined-benefit, non-contributory pension plan administered by the Savings Bank Employees Retirement Association ("SBERA") . To terminate the plan, SBERA made distributions to participants computed using interest-rate and actuarial assumptions prescribed by the Pension Benefit Guarantee Corporation. Net proceeds to the Corporation after distributions to participants were $2,547,000. The Corporation set aside 25% of these proceeds, or $637,000, into the 401(k) plan for the benefit of current employees to be distributed into employees' individual 401(k) accounts in January of 1998, 1999 and 2000 (for the fiscal years 1997, 1998 and 1999, respectively) as a special profit-sharing distribution.

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(10)  EMPLOYEE BENEFITS - (CONTINUED)


SUPPLEMENTAL RETIREMENT ARRANGEMENT

         Effective July 1, 1995, the Bank established a supplemental retirement benefit arrangement for the former Chief Executive Officer, who currently serves as a director of the Corporation and had entered into a consulting agreement with the Corporation. The expense to maintain that arrangement was zero in 2001, $61,000 in 2000, and $121,000 in 1999. The cost of this arrangement was being expensed over the term of the consulting agreement, which ended in May 2000. Included in the accompanying balance sheets are accrued expenses payable of $94,000, and $156,000 at December 31, 2001 and 2000, respectively. The arrangement is being partially funded by a life insurance policy. At December 31, 2001 and 2000, the cash surrender value of the policy, which is included in other assets, is $582,000 and $480,000, respectively.

DIRECTORS' DEFERRED COMPENSATION PLAN

         The Corporation has established an unfunded deferred compensation plan for its directors who are non-employees of the Corporation. Any non-employee director may elect to defer earned fees to future years and earn interest on the unfunded balance which is based on a comparable investment term and rate of interest. This election may be terminated at the written request of the director at any time. The deferred compensation expense attributed to the directors for the years ended December 31, 2001, 2000 and 1999 totaled $21,000, $35,000 and $32,000, respectively, and the accrued expense payable included in the accompanying balance sheets for December 31, 2001 and 2000 were $193,000 and $166,000, respectively.

STOCK OPTION PLANS

         The Corporation has adopted four stock option plans, one each in 1986, 1991, 1995 and 1998 (the "Option Plans"), for the benefit of officers and directors, and reserved 600,000 shares (adjusted for two-for-one common stock split) of authorized but unissued common stock for each plan for issuance thereunder. The terms of the Option Plans are similar and provide for options to be granted at the fair market value of the common stock on the date of grant. Options granted expire from seven to ten years after the date of grant.

         As permitted under SFAS No. 123, the Corporation continues to apply APB Opinion No. 25 and related interpretations in accounting for the Option Plans; therefore, no compensation cost has been recognized.

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(10)  EMPLOYEE BENEFITS - (CONTINUED)


Under SFAS No. 123, the Corporation's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                      2001              2000              1999
                                                  -------------     -------------     -------------
Net income:
                                  As reported        $7,104,000        $6,733,000        $5,464,000
                                  Pro-forma          $6,803,000        $6,509,000        $5,106,000

Basic earnings per share:
                                 As reported              $0.97             $0.92             $0.74
                                 Pro-forma                $0.92             $0.89             $0.69

Diluted earnings per share:
                                 As reported              $0.94             $0.91             $0.72
                                 Pro-forma                $0.90             $0.88             $0.67

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 3.80%, 6.18% and 4.88%; expected volatility of 36%, 46% and 59%; risk-free interest rates of 4.8%, 6.3% and 5.7%; and expected lives of five years for 2001, 2000 and 1999. The weighted average grant-date fair value per share of stock options issued in 2001, 2000 and 1999 were $2.72, $2.11 and $3.39, respectively.

         Changes in options outstanding during 2001, 2000 and 1999 were as follows:


                                                                           AVERAGE
                                                                           EXERCISE
                                                       EXERCISE PRICE      PRICE PER
                                         SHARES        RANGE PER SHARE      SHARE
                                         ------        ---------------      -----
Outstanding, December 31, 1998           788,250      $1.8125 to $14.375     $7.50
     (427,670 shares exercisable)
Granted during 1999                      179,000      $8.000 to $9.000       $8.21
Exercised during 1999                    (29,920)     $3.3125 to $7.875      $4.25
Canceled during 1999                     (28,560)     $4.00 to $12.375       $9.00
                                       ---------
Outstanding, December 31, 1999           908,770      $1.8125 to $14.375     $7.70
     (558,410 shares exercisable)
Granted during 2000                      179,500      $7.125                 $7.13
Exercised during 2000                    (29,400)     $1.8125 to $6.1875     $4.00
Canceled during 2000                     (28,520)     $4.00 to $12.375       $8.19
                                       ---------
Outstanding, December 31, 2000         1,030,350      $1.8125 to $14.375     $8.09
     (680,230 shares exercisable)
Granted during 2001                      187,000      $9.07 to $9.17         $9.15
Exercised during 2001                    (45,120)     $1.8125 to $7.875      $5.13
Canceled during 2001                     (48,320)     $4.00 to $14.375       $7.84
                                       ---------
Outstanding, December 31, 2001         1,123,910      $1.8125 to $14.375     $8.04
                                       =========
     (779,030 shares exercisable)

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(10)  EMPLOYEE BENEFITS - (CONTINUED)


         A total of 86,320 shares of common stock have been reserved and are available for future grants under the Corporation's various stock option plans.

         The following table summarizes information about the options outstanding at December 31, 2001:

                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
          -------------------------                    -------------------
                            WEIGHTED
                            AVERAGE       WEIGHTED                    WEIGHTED
RANGE OF                   REMAINING       AVERAGE                    AVERAGE
EXERCISE                  CONTRACTUAL     EXERCISE                   EXERCISE
 PRICES       NUMBER         LIFE          PRICE       NUMBER          PRICE
 ------       ------         ----          -----       ------          -----
$0-$5        151,970     2.42 years        $3.93       151,970         $3.93
 5-10        802,440          5.40          7.80       490,740          7.49
10-15        169,500          4.10         12.85       136,320         12.86
           ---------                                 ---------
Total      1,123,910          4.80          8.04       779,030          7.73
           =========                                 =========

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

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


         Financial instruments with off-balance sheet risk at December 31 are as follows:

                                                                  CONTRACT
                                                                   AMOUNT
                                                               (IN THOUSANDS)
                                                             2001        2000
                                                           -------     -------
Financial Instruments Whose Contract Amounts Represent
 Credit Risk:
   Commitments to originate loans ....................     $39,183     $37,701
   Unused lines of credit ............................      46,728      48,417
   Standby letters of credit .........................       1,028       3,375
   Unadvanced portions of construction loans .........      21,100      24,710
   Loans sold with recourse ..........................         746         899

Financial Instruments Whose Contract Amounts
 Exceed the Amount of Credit Risk:
   Forward commitments to sell loans .................     $20,200      $6,978

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

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, COMMITMENTS, AND CONTINGENT LIABILITIES - (CONTINUED)


         As a nonmember of the Federal Reserve System, the Corporation is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $4.9 million at December 31, 2001.

         There were no material legal claims against the Corporation at December 31, 2001.

(13) WARREN BANCORP, INC. (PARENT COMPANY ONLY)

         The condensed information of Warren Bancorp, Inc. is as follows:

BALANCE SHEETS:                                         AT DECEMBER 31,
                                                      --------------------
                                                       2001          2000
                                                       ----          ----
                                                         (IN THOUSANDS)
ASSETS
Cash ............................................      $1,698      $1,443
Investment in subsidiary ........................      40,778      36,281
                                                      -------     -------
     Total assets ...............................     $42,476     $37,724
                                                      =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accrued expenses .............................         $31         $42
                                                      -------     -------
       Total liabilities ........................          31          42
Stockholders' equity ............................      42,445      37,682
                                                      -------     -------
       Total liabilities and stockholders' equity     $42,476     $37,724
                                                      =======     =======

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


 (13) WARREN BANCORP, INC. (PARENT COMPANY ONLY) - (CONTINUED)



STATEMENTS OF OPERATIONS:                                        YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                               2001         2000         1999
                                                              -------      -------      -------
                                                                         (IN THOUSANDS)
Income:
   Dividend income from subsidiary ......................      $3,308       $4,570       $7,066
   Interest .............................................          70           92          105
   Management fees ......................................          96           86          111
                                                              -------      -------      -------
          Total operating income ........................       3,474        4,748        7,282
Expenses:
    Other expenses ......................................         (96)         (86)        (111)
    Income tax expense ..................................         (31)         (42)         (52)

Equity in undistributed net income (losses) of subsidiary       3,757        2,113       (1,655)
                                                              -------      -------      -------
Net income ..............................................      $7,104       $6,733       $5,464
                                                              =======      =======      =======

         The parent-company-only statements of changes in stockholders' equity are identical to the consolidated statement of changes in stockholders' equity for the three-year period ended December 31, 2001 and therefore are not reprinted here.

STATEMENTS OF CASH FLOWS                                           YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                2001        2000        1999
                                                              -------      -------      -------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
   Net income ...........................................      $7,104       $6,733       $5,464
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed net income (losses) of Bank
         subsidiary .....................................      (3,757)      (2,113)       1,655
      (Decrease) in liabilities .........................         (10)          (8)         (62)
                                                              -------      -------      -------
         Net cash provided by operating activities ......       3,337        4,612        7,057
                                                              -------      -------      -------
Cash flows from financing activities:
   Dividends paid .......................................      (3,313)      (4,576)      (4,675)
   Purchase of treasury stock ...........................          --         (183)      (4,634)
   Stock options exercised ..............................         231          115          128
                                                              -------      -------      -------
          Net cash (used in) financing activities .......      (3,082)      (4,644)      (9,181)
                                                              -------      -------      -------
Increase (decrease) in cash and cash equivalents ........         255          (32)      (2,124)
Cash and cash equivalents at beginning of year ..........       1,443        1,475        3,599
                                                              -------      -------      -------
Cash and cash equivalents at end of year ................      $1,698       $1,443       $1,475
                                                              =======      =======      =======

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(14)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED 2001
                                                               -----------------------
                                             DECEMBER 31       SEPTEMBER  30      JUNE  30        MARCH 31
                                             -----------       -------------      --------        --------
                                                      (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)

Interest and dividend income ...........          $7,803           $8,424          $8,522           $8,461
Interest expense .......................           2,988            3,492           3,497            3,512
                                             -----------      -----------     -----------      -----------
   Net interest income .................           4,815            4,932           5,025            4,949
(Recovery of ) provision for loan losses            (178)              38             (29)              38
                                             -----------      -----------     -----------      -----------
   Net interest income after provision
     for loan losses ...................           4,993            4,894           5,054            4,911
Non-interest income (1) ................             740              628             703              518
Non-interest expense ...................           3,300            2,992           2,957            2,770
                                             -----------      -----------     -----------      -----------
   Income before income taxes ..........           2,433            2,530           2,800            2,659
Income tax expense (2) .................             794              844             762              918
                                             -----------      -----------     -----------      -----------
          Net income ...................          $1,639           $1,686          $2,038           $1,741
                                             ===========      ===========     ===========      ===========

Basic earnings per share: ..............           $0.22            $0.23           $0.28            $0.24
                                             ===========      ===========     ===========      ===========

Diluted earnings per share: ............           $0.22            $0.22           $0.27            $0.23
                                             ===========      ===========     ===========      ===========

(1) Includes $200,000 of pre-tax interest for resolution of certain tax matters of prior years in the three months ended June 30, 2001.

(2) Includes a $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years in the three months ended June 30, 2001.

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(14)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                               THREE MONTHS ENDED 2000
                                                               -----------------------
                                             DECEMBER 31       SEPTEMBER  30      JUNE  30        MARCH 31
                                             -----------       -------------      --------        --------
                                                      (TABLE IN THOUSANDS, EXCEPT PER-SHARE DATA)

Interest and dividend income .........          $8,675          $8,399          $8,195          $7,795
Interest expense .....................           3,559           3,353           3,135           3,073
                                           -----------     -----------     -----------     -----------
   Net interest income ...............           5,116           5,046           5,060           4,722
Provision for loan losses ............             114             114             114             114
                                           -----------     -----------     -----------     -----------
   Net interest income after provision
     for loan losses .................           5,002           4,932           4,946           4,608
Non-interest income  (1) .............             371             991             367             298
Non-interest expense .................           3,018           2,801           2,857           2,738
                                           -----------     -----------     -----------     -----------
   Income before income taxes ........           2,355           3,122           2,456           2,168
Income tax expense ...................             790           1,081             805             692
                                           -----------     -----------     -----------     -----------
          Net income .................          $1,565          $2,041          $1,651          $1,476
                                           ===========     ===========     ===========     ===========

Basic earnings per share: ............           $0.21           $0.28           $0.23           $0.20
                                           ===========     ===========     ===========     ===========

Diluted earnings per share: ..........           $0.21           $0.27           $0.22           $0.20
                                           ===========     ===========     ===========     ===========

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

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


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

DUE FROM MORTGAGE INVESTORS

         The book value is representative of the loans' fair value.

DEPOSIT LIABILITIES AND ESCROW DEPOSITS OF BORROWERS

         The fair value of deposits with no stated maturity such as savings deposits, non-interest deposits and escrow deposits of borrowers is equal to the book value of these accounts. The fair value

                      WARREN BANCORP, INC AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)


of time deposits (including retirement time deposits) is based upon the discounted value of contractual cash flows. The discount rate has been estimated using the rates offered for deposits of a similar remaining maturity as of December 31, 2001 and 2000. Early withdrawal assumptions, based on the Bank's experience, do not materially affect the estimation of fair value.

FEDERAL HOME LOAN BANK ADVANCES

         The fair value of Federal Home Loan Bank advances is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates for advances of a similar remaining maturity as of December 31, 2001 and 2000.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

         The fair value of the Corporation's commitments to extend credit is estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of the Corporation's commitments to sell loans is based on current market prices. At December 31, 2001 and 2000, management has estimated the fair values of these financial instruments to be immaterial.

         The estimated fair values of the Corporation's financial instruments at December 31 are as follows (in thousands):

                                                              2001                        2000
                                                              ----                        ----
                                                     BOOK          ESTIMATED        BOOK          ESTIMATED
                                                     VALUE         FAIR VALUE       VALUE         FAIR VALUE
                                                     -----         ----------       -----         ----------
Financial assets:
   Cash and due from banks ................         $16,834         $16,834         $13,669         $13,669
   Money market funds and overnight
      investments .........................          10,166          10,166              74              74
   Investment securities available for sale          57,260          57,260          58,696          58,696
   Loans held for sale ....................          13,510          13,510           5,180           5,219
   Loans, net .............................         341,639         346,817         343,551         342,126
   Investment securities held to maturity .           1,375           1,375           1,250           1,250
   Cost-basis investments .................           5,794           6,034           5,794           6,034
   Due from mortgage investors ............          13,003          13,003              --              --

Financial liabilities:
   Non-time deposits ......................         244,714         244,714         229,793         229,793
   Time deposits ..........................         153,633         155,282         157,254         156,880
   FHLB borrowings ........................           5,657           5,741           2,671           2,658
   Repurchase agreements ..................          13,425          13,425           5,983           5,983


                     WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

         In 2000 and 1999, the Corporation had identified its reportable business segments as the Corporate Banking Business and the Personal Banking Business. Although the Corporation's business segments included the Residential Mortgage Business in 2000 and 1999, it was not considered a reportable segment. In 2001 the Corporation changed its method of allocating assets, capital, and funding among the business segments. The major change is that the residential mortgage loan portfolio became part of the assets of the Residential Mortgage Business in 2001. In prior periods, the Residential Mortgage Business sold loans that were to be kept in the Bank's portfolio to the Personal Banking Business at a specified transfer price. Because of this change in the mix of assets, capital allocations and funding methods to those two businesses also changed. Also because of these changes, the Residential Mortgage Business met certain quantitative thresholds and is now considered a reportable segment. Due to the complexity of the financial statements, the fact that the Corporation's new approach encompasses a fundamental change and that change is more than just a reassignment of profit centers, a restatement of information for prior periods is impracticable. In addition, for the same reasons, it is impracticable to restate the current reporting period under the old basis. Furthermore, management has not restated prior or current business-segment financial information for internal purposes. A description of each reportable business segment is discussed below:

         CORPORATE BANKING BUSINESS

         The Corporate Banking Business provides services to business customers in the Corporation's market area. These services include, but are not limited to, commercial real estate and construction loans, asset-based financing and cash management/deposit services. It services all loans in its

                     WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



(16) BUSINESS SEGMENTS - (CONTINUED)

business. This business' segment reporting approach remained the same in the 2001, 2000 and 1999 periods.

         RESIDENTIAL MORTGAGE BUSINESS

         The Residential Mortgage Business provides services to consumers in the Corporation's market area. These services include making adjustable-rate and fixed-rate mortgage loans. This group also services all loans held in its business and sells fixed-rate loans into the secondary market.

         PERSONAL BANKING BUSINESS

         The Personal Banking Business provides services to consumers in the Corporation's market area through its branch and ATM network. These services include, but are not limited to, home equity loans, installment loans, safe deposit boxes and an array of deposit services. In the 2000 and 1999 periods, this business purchased adjustable-rate mortgage loans from another business segment and serviced all loans in its business. In the 2001 period, the adjustable-rate mortgage loans were transferred to the books of the Residential Mortgage Business along with the expense of servicing those loans.

         NON-REPORTABLE SEGMENTS

         Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments and gains on sales of securities, and in 2000 and 1999 also included gains on sales of mortgage loans.

                     WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(16) BUSINESS SEGMENTS - (CONTINUED)


         Specific reportable segment information as of and for the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands):

                                                YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------

                                CORPORATE   RESIDENTIAL    PERSONAL                               WARREN BANCORP
                                 BANKING     MORTGAGE      BANKING        OTHER    ELIMINATIONS    CONSOLIDATED .
                                 -------     --------      -------        -----    ------------   --------------
Interest income - external      $22,330       $7,422       $3,012         $446            --       $33,210

Interest income - internal           --           --       14,708           --      $(14,708)           --

Interest expense-external         2,048          595       10,750           96            --        13,489

Interest expense-internal         9,821        4,887           --           --       (14,708)           --

Fee and other income                238        1,079        1,029          243            --         2,589

Income tax expense
   (benefit)                      3,010          838          706       (1,236)           --         3,318

Net income                        4,890        1,289        1,187         (262)           --         7,104

Total assets                    291,400       81,300       76,500       14,400            --       463,600

Total loans                     263,300       48,700       29,600           --            --       341,600

Total deposits                   64,300          900      328,700        4,400            --       398,300

                                       73

                     WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(16) BUSINESS SEGMENTS - (CONTINUED)


                                                  YEAR ENDED DECEMBER 31, 2000


                                 CORPORATE     PERSONAL                                      WARREN BANCORP
                                  BANKING      BANKING       OTHER       ELIMINATIONS        CONSOLIDATED
                                 --------     --------      --------     ------------        ------------
Interest income - external       $21,362      $11,412         $290            --               $33,064

Interest income - internal            --        9,800          111       $(9,911)                   --

Interest expense - external        2,221       10,805           94            --                13,120

Interest expense - internal        9,800           --          111        (9,911)                   --

Fee and other income                 326          904          797            --                 2,027

Income tax expense
  (benefit)                        2,929        1,655       (1,216)           --                 3,368

Net income (loss)                  4,435        2,985         (687)           --                 6,733

Total assets                     262,500      167,500        8,100            --               438,100

Total loans                      235,000      113,300           --            --               348,300

Total deposits                    67,400      317,500        2,100            --               387,000


                     WARREN BANCORP, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



 (16) BUSINESS SEGMENTS - (CONTINUED)



                                                  YEAR ENDED DECEMBER 31, 1999


                                 CORPORATE     PERSONAL                                WARREN BANCORP
                                  BANKING      BANKING       OTHER     ELIMINATIONS    CONSOLIDATED
                                  -------      -------       -----     ------------    ------------
Interest income - external       $19,076       $9,682         $229            --       $28,987

Interest income - internal            --        8,963           45       $(9,008)           --

Interest expense - external        1,338       10,367           98            --        11,803

Interest expense - internal        8,963           --           45        (9,008)           --

Fee and other income                 168          807          322            --         1,297

Income tax expense
  (benefit)                        2,973        1,233       (1,379)           --         2,827

Net income (loss)                  4,459        2,512       (1,507)           --         5,464

Total assets                     237,600      156,600        8,000            --       402,200

Total loans                      216,200       74,800           --            --       291,000

Total deposits                    39,700      313,700        2,100            --       355,500

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  (1)  Financial Statements.  Included in Item 8.
         (a)  (2)  Exhibits
          3.(i) (A)-- Articles of Organization of Warren Bancorp, Inc. (7)
          3.(i) (B)-- Articles of Merger of Warren Bancorp, Inc. (7)
          3.(i) (C)-- Certificate of Vote of Directors Establishing a Class of Stock of Warren Bancorp, Inc. classifying and designating the Series B Junior Participating Cumulative Preferred Stock. (5)
          3.(ii)   -- By-laws of Warren Bancorp, Inc., (7)
          4.1      -- Form of Stock Certificate of Warren Bancorp, Inc. (9)
          4.2      -- Shareholder Rights Agreement, dated as of April 21, 1999, between Warren Bancorp, Inc. and
                           Registrar and Transfer Company, as Rights Agent (5)
         10.1      -- Warren Bancorp, Inc. 1986 Incentive and Nonqualified Stock Option Plan, as amended. (8) *
         10.2      -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                           Bank and Paul M. Peduto.  (9) *
         10.3      -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                           Bank and Leo C. Donahue.   (9) *
         10.4      -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Paul M. Peduto. (6) *
         10.5      -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Leo C. Donahue, Jr. (6) *
         10.6      -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                           Bank and John R. Putney.  (9) *
         10.7      -- Split-Dollar Agreement between Warren Five Cents Savings Bank and John R. Putney. (6) *
         10.8      -- Warren Bancorp, Inc. 1991 Incentive and Nonqualified Stock Option Plan, as amended. (1) *
         10.9      -- Split-Dollar Agreement between Warren Five Cents Savings Bank and Mark J. Terry (6) *
        10.10      -- Special Termination Agreement among Warren Bancorp, Inc., Warren Five Cents Savings
                           Bank and Mark J. Terry. (9) *
        10.11      -- Warren Bancorp, Inc. 1995 Incentive and Nonqualified Stock Option Plan  (2) *
        10.12      -- Executive Supplemental Retirement Agreement among Warren Bancorp, Inc.,
                       Warren Five Cents Savings Bank and George W. Phillips. (9) *
        10.13     -- Split-Dollar Agreement between Warren Five Cents Savings Bank and George W. Phillips  (9) *
        10.14     -- Employment Agreement between Warren Five Cents Savings Bank and John R. Putney  (3) *
        10.15     -- Omitted.
        10.16     -- Warren Bancorp, Inc. 1998 Incentive and Nonqualified Stock Option Plan  (4) *
         21.1     -- List of Subsidiaries of Warren Bancorp, Inc. (9)
         23.1     -- Consent of Independent Public Accountants. (9)
         99.1     -- Letter to Securities and Exchange Commission regarding representations made by
                     Arthur Andersen LLP. (9)
         (b)  Reports on Form 8-K.  None.


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

(4) Previously filed as an exhibit to the Corporation's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 11, 1998 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 1999 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2000 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2001 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 15, 1988 and incorporated herein by reference.

(9)      Filed herewith.


     * Management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to
Item 14(c) of Form 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly created this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on March 20, 2002.

                                                    WARREN BANCORP, INC.

                                        By:        /s/ Stephen G. Kasnet
                                             -----------------------------------
                                                     STEPHEN G. KASNET
                                                   CHAIRMAN OF THE BOARD

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

         NAME                                      TITLE                           DATE
         ----                                      -----                           ----
     /s/John R. Putney             President and Chief Executive Officer,     March 20, 2002
--------------------------------   Director (Principal Executive Officer)
       JOHN R. PUTNEY

     /s/Paul M. Peduto             Treasurer; Director (Principal Financial   March 20, 2002
--------------------------------   Officer and Principal Accounting Officer)
       PAUL M. PEDUTO

    /s/Peter V. Bent               Director                                   March 20, 2002
--------------------------------
      PETER V. BENT

  /s/Stephen J. Connolly, IV       Director                                   March 15, 2002
--------------------------------
    STEPHEN J. CONNOLLY, IV

    /s/Francis L. Conway           Director                                   March 20, 2002
--------------------------------
      FRANCIS L. CONWAY

                                   Director                                   March   , 2002
--------------------------------
   ROBERT F. FANNING, JR.

    /s/Arthur E. Holden            Director                                   March 18, 2002
--------------------------------
      ARTHUR E. HOLDEN

     /s/Stephen R. Howe            Director                                   March 20, 2002
--------------------------------
       STEPHEN R. HOWE

   /s/Stephen G. Kasnet            Director                                   March 20, 2002
--------------------------------
      STEPHEN G. KASNET

      /s/Linda Lerner              Director                                   March 20, 2002
--------------------------------
        LINDA LERNER

   /s/Arthur E. McCarthy           Director                                   March 20, 2002
--------------------------------
     ARTHUR E. MCCARTHY

   /s/George W. Phillips           Director                                   March 20, 2002
--------------------------------
    GEORGE W. PHILLIPS

  /s/William F. Scanlon, Jr.       Director                                   March 20, 2002
--------------------------------
    WILLIAM F. SCANLON, JR.

     /s/John D. Smidt              Director                                   March 20, 2002
--------------------------------
        JOHN D. SMIDT

     /s/John H. Womack             Director                                   March 20, 2002
--------------------------------
      JOHN H. WOMACK


                                                         SHAREHOLDER INFORMATION

ANNUAL MEETING
The Annual Meeting of Shareholders of Warren Bancorp, Inc. will be held at the Peabody Marriott, 8A Centennial Drive, Peabody, Massachusetts, on Wednesday, May 1, 2002, at 10:00 a.m. A formal notice of the meeting, together with a proxy statement and proxy form, is being mailed to shareholders with this annual report.

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

SHAREHOLDER INFORMATION

                                                                                       INDEPENDENT PUBLIC
SHAREHOLDER RELATIONS                          TRANSFER AGENT & REGISTRAR                 ACCOUNTANTS
Paul M. Peduto, Treasurer                   Registrar and Transfer Company              Arthur Andersen LLP
Warren Bancorp, Inc.                        10 Commerce Drive                           225 Franklin Street
10 Main Street                              Cranford, NJ  07016-3572                    Boston, MA  02110-2812
Post Office Box 6159
Peabody, MA  01960
(978) 531-7400

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Corporation's common stock is traded over the counter and is quoted by the Nasdaq National Market under the symbol WRNB. The following table sets forth the high and low closing prices for the common stock of the Corporation during the two-year period ended December 31, 2001. All prices set forth below are based upon information provided by the Nasdaq National Market.

                                                                                 COMMON STOCK
                                                                                 ------------
                                                                             HIGH             LOW
                                                                             ----             ---
         2001    4th Quarter..........................................      $9.55             $8.92
                 3rd Quarter..........................................      10.23              8.58
                 2nd Quarter..........................................       9.50              8.56
                 1st Quarter..........................................       9.38              7.94

         2000    4th Quarter..........................................      $8.00             $7.00
                 3rd Quarter..........................................       8.34              6.75
                 2nd Quarter..........................................       7.75              6.44
                 1st Quarter..........................................       7.75              6.25

As of March 1, 2002, the Corporation had approximately 575 stockholders of record who held 7,392,031 shares of common stock. The number of shareholders indicated does not reflect the number of persons or entities who hold their common stock in nominee names through various brokerage firms or other entities.

         The declaration of future dividends to the Corporation's stockholders is subject to future operating results, financial conditions, tax and legal considerations and other factors, such as the Bank's ability to declare and pay dividends to the Corporation. As the principal asset of the Corporation, the Bank currently provides the only source of payment of dividends by the Corporation. The Federal Deposit Insurance Corporation Improvement Act limits the ability of undercapitalized insured banks to pay dividends. Moreover, under Massachusetts law, a stock-form savings bank may pay dividends no more frequently than quarterly only out of its net profits and only to the extent such dividends do not impair the Bank's capital stock, as defined; and the Commissioner's approval may be required under certain circumstances. Under Federal Reserve Board and FDIC regulations, the Corporation and the Bank would be prohibited from declaring dividends if, among other things, they were not in compliance with applicable regulatory capital requirements. Funds held by the Corporation are available for various corporate uses, including the payment of future dividends.

         Dividends were paid by the Corporation during 2001 and 2000 as follows:


                                                                                 PAYMENT                     DIVIDEND
                                                                                  DATE                       PER SHARE
                                                                                  ----                       ---------
         2001              4th Quarter........................                  November 13, 2001             $.115
                           3rd Quarter.................................         August 13, 2001                .115
                           2nd Quarter........................                  May 14, 2001                   .115
                           1st Quarter.................................         February 12, 2001              .105

         2000              4th Quarter........................                  November 13, 2000             $.105
                           3rd Quarter.................................         August 14, 2000                .105
                           2nd Quarter (1)....................                  May 15, 2000                   .315
                           1st Quarter.................................         February 14, 2000              .100

                           (1)      Includes special dividend of $.21 per share.

CORPORATE INFORMATION

WARREN BANCORP, INC. AND WARREN FIVE CENTS SAVINGS BANK
AS OF MARCH 20, 2002
--------------------------------------------------------------------------------

DIRECTORS                                                                                       PRINCIPAL OFFICERS
---------                                                                                       ------------------
PETER V. BENT (2)(4)                                    ARTHUR E. MCCARTHY (1)(3)                WARREN BANCORP, INC.
Owner/Manager,                                          Vice President &
Brown's Yacht Yard                                      Managing Director,                       STEPHEN G. KASNET
                                                        Tucker Anthony, Inc.                     Chairman of the Board
STEPHEN J. CONNOLLY, IV (3)(4)
President,                                              PAUL M. PEDUTO                           JOHN R. PUTNEY
Connolly Brothers, Inc.                                 Treasurer,                               President and
Construction Company                                    Warren Bancorp, Inc., and                Chief Executive Officer
                                                        Executive Vice President,
FRANCIS L. CONWAY (2)                                   Chief Financial Officer and              PAUL M. PEDUTO
Chairman                                                Treasurer,                               Treasurer
Conway, Cahill-Brodeur                                  Warren Five Cents Savings
Funeral Home, LLC                                       Bank

                                                        GEORGE W. PHILLIPS (5)(6)                CYNTHIA J. HICKEY
                                                        Retired                                  Assistant Treasurer
ROBERT R. FANNING, JR.
(1)(2)(3)(6)
President Emeritus,                                     JOHN R. PUTNEY                           SUSAN G. OUELLETTE
Northeast Health                                        President &                              Clerk
Systems, Inc.                                           Chief Executive Officer,
                                                        Warren Bancorp, Inc. and                 WARREN FIVE CENTS SAVINGS BANK
                                                        Warren Five Cents Savings
ARTHUR E. HOLDEN (1)(3)(4)                              Bank
Vice President,                                                                                  STEPHEN G. KASNET
Holden Oil, Inc.                                        WILLIAM F. SCANLON, JR.                  Chairman of the Board
                                                        (2)(6)
                                                        Associate Visiting Professor
STEPHEN R. HOWE (2)(4)(6)                               Endicott College                         JOHN R. PUTNEY
Consultant                                                                                       President and
                                                        JOHN D. SMIDT (4)                        Chief Executive officer
STEPHEN G. KASNET (1)(3)(4)                             President & Treasurer,
President &                                             John Smidt Co., Inc.                     PAUL M. PEDUTO
Chief Executive Officer,                                                                         Executive Vice President,
Harbor Global Co., Ltd.                                                                          Chief Financial Officer and
Chairman of the Board,                                  JOHN H. WOMACK (2)(6)                    Treasurer
Warren Bancorp, Inc. and                                President &
Warren Five Cents Savings Bank                          Chief Executive Officer,                 MARK J. TERRY
                                                        TJM Enterprise, Inc.                     Executive Vice President for
LINDA LERNER (2)(4)(6)                                                                           Corporate Banking and
Retired                                                                                          Senior Lending Officer

                                                                                                 LEO C. DONAHUE
                                                                                                 Senior Vice President for
                                                                                                 Personal Banking

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