Form 10-Q
period 2002-03-31
WARREN BANCORP INC
filed 2002-05-07
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended MARCH 31, 2002 or

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

     Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                  Outstanding at May 1, 2002
---------------------------------------              ---------------------------
Common Stock, par value $.10 per share                         7,423,551

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                              MARCH 31,           DECEMBER 31,
                                                                                                2002                 2001
                                                                                            -----------           ------------
A S S E T S
Cash and due from banks (non-interest bearing)                                              $    14,708           $    16,834
Money market funds and overnight investments                                                     27,076                10,166
                                                                                            -----------           -----------
   Cash and cash equivalents                                                                     41,784                27,000

Due from mortgage investors                                                                       3,919                13,003

Investment and mortgage-backed securities available for sale  (amortized cost of
   $54,515 at  March 31, 2002 and  $56,236 at December 31, 2001)                                 55,206                57,260
Investment securities held to maturity (fair value of $1,375 at March 31, 2002 and
   December 31, 2001)                                                                             1,375                 1,375
Cost-basis investments (fair value of $6,034 at March 31, 2002 and
   December 31, 2001)                                                                             5,794                 5,794

Loans held for sale                                                                               9,247                13,510

Loans                                                                                           339,557               341,639
Allowance for loan losses                                                                        (4,983)               (4,973)
                                                                                            -----------           -----------
   Net loans                                                                                    334,574               336,666
Banking premises and equipment, net                                                               4,687                 4,805
Accrued interest receivable                                                                       1,964                 2,067
Other assets                                                                                      2,242                 2,150
                                                                                            -----------           -----------
   Total assets                                                                             $   460,792           $   463,630
                                                                                            ===========           ===========

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

Liabilities:
   Deposits                                                                                 $   397,594           $   398,347
   Borrowed funds                                                                                16,571                19,082
   Escrow deposits of borrowers                                                                   1,032                 1,056
   Accrued interest payable                                                                         340                   435
   Accrued expenses and other liabilities                                                         2,241                 2,265
                                                                                            -----------           -----------
     Total liabilities                                                                          417,778               421,185
                                                                                            -----------           -----------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
      Issued and outstanding - none                                                                --                    --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
      Issued - 8,094,414 shares at March 31, 2002 and December 31, 2001;
      Outstanding - 7,398,311 shares at  March 31, 2002 and 7,382,731
      shares at December 31, 2001                                                                   809                   809
   Additional paid-in capital                                                                    35,561                35,595
   Retained earnings                                                                             11,942                11,253
   Treasury stock, at cost, 696,103 shares at March 31, 2002 and 711,683 shares at
       December 31, 2001                                                                         (5,743)               (5,872)
                                                                                            -----------           -----------
                                                                                                 42,569                41,785
   Accumulated other comprehensive income                                                           445                   660
                                                                                            -----------           -----------
      Total stockholders' equity                                                                 43,014                42,445
                                                                                            -----------           -----------
      Total liabilities and stockholders' equity                                            $   460,792           $   463,630
                                                                                            ===========           ===========



          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per-share data)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   -------------------------
                                                                     2002             2001
                                                                   -------           -------
Interest and dividend income:
   Interest on loans                                               $ 6,408           $ 7,441
   Interest and dividends on investments                               537               803
   Interest on mortgage-backed securities                              137               217
                                                                   -------           -------
      Total interest and dividend income                             7,082             8,461
                                                                   -------           -------
Interest expense:
   Interest on deposits                                              2,207             3,292
   Interest on borrowed funds                                          109               220
                                                                   -------           -------
      Total interest expense                                         2,316             3,512
                                                                   -------           -------
      Net interest income                                            4,766             4,949
(Recovery of) provision for loan losses                                (38)               38
                                                                   -------           -------
      Net interest income after provision for
         loan losses                                                 4,804             4,911
                                                                   -------           -------

Non-interest income:
   Customer service fees                                               344               288
   Gains on sales of mortgage loans                                    127               188
   Other                                                                 5                42
                                                                   -------           -------
      Total non-interest income                                        476               518
                                                                   -------           -------
      Income before non-interest expense and income taxes            5,280             5,429
                                                                   -------           -------
Non-interest expense:
   Salaries and employee benefits                                    1,907             1,729
   Office occupancy and equipment                                      333               331
   Professional services                                                42                40
   Marketing                                                            48                44
   Outside data processing expense                                     145               135
   Other                                                               589               491
                                                                   -------           -------
      Total non-interest expenses                                    3,064             2,770
                                                                   -------           -------

       Income before income taxes                                    2,216             2,659
 Income tax expense                                                    677               918
                                                                   -------           -------
     Net income                                                    $ 1,539           $ 1,741
                                                                   =======           =======
     Basic earnings per share                                      $  0.21           $  0.24
                                                                   =======           =======
     Diluted earnings per share                                    $  0.20           $  0.23
                                                                   =======           =======




          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------
                                                                                    2002              2001
                                                                                  --------           --------
 Cash flows from operating activities:
   Net income                                                                     $  1,539           $  1,741

   Adjustments to reconcile net income to net cash provided by operating activities:

     (Recovery of) provision for loan losses                                           (38)                38
     Depreciation and amortization                                                     140                134
     Deferred income taxes                                                               9               --
     (Accretion) of premiums, fees and discounts                                       (13)               (33)
     (Gains) on sales of mortgage loans                                               (127)              (188)
     Loans originated for sale                                                     (19,928)           (19,087)
     Proceeds from sales of loans                                                   30,131             12,620
     Decrease in accrued interest receivable                                           103                247
     Decrease (increase) in other assets                                                17                (35)
    (Decrease) in accrued interest payable                                             (95)               (10)
    (Decrease) in other liabilities and escrow deposits                                (42)              (443)
                                                                                  --------           --------
         Net cash provided by (used in) operating activities                        11,696             (5,016)
                                                                                  --------           --------

Cash flows from investing activities:
   Purchase of investment securities available for sale                             (1,971)              --
   Proceeds from maturities of investment securities available for sale              2,600              5,570
   Proceeds from payments of mortgage-backed securities
      available for sale                                                             1,105                513
   Net decrease (increase) in loans                                                  5,401             (6,544)
   Purchases of premises and equipment                                                 (23)               (92)
                                                                                  --------           --------
      Net cash provided by (used in) investing activities                            7,112               (553)
                                                                                  --------           --------

Cash flows from financing activities:
   Net  (decrease)  in deposits                                                       (753)            (6,575)
   Proceeds from Federal Home Loan Bank advances                                      --               10,400
   Net increase (decrease) in other borrowed funds                                  (2,511)               920
   Dividends paid                                                                     (850)              (770)
   Stock options exercised                                                              90                  8
                                                                                  --------           --------
          Net cash (used in) provided by financing activities                       (4,024)             3,983
                                                                                  --------           --------
   Net  increase (decrease) in cash and cash equivalents                            14,784             (1,586)
   Cash and cash equivalents at beginning of year                                   27,000             13,743
                                                                                  --------           --------
   Cash and cash equivalents at end of period                                     $ 41,784           $ 12,157
                                                                                  ========           ========

   Cash paid during the period for:
       Interest                                                                   $  2,411           $  3,522
       Income taxes                                                               $     35           $    726

   Supplemental noncash activities:
       Mortgage loans converted from adjustable-rate
        loans to fixed-rate loans for sale or loans sold                          $  1,331           $  6,189


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2002
                             (Dollars in thousands)

                                                                                                ACCUMULATED
                                                                    ADDITIONAL                     OTHER
                                       COMPREHENSIVE     COMMON      PAID-IN      RETAINED     COMPREHENSIVE   TREASURY
                                          INCOME         STOCK       CAPITAL      EARNINGS        INCOME         STOCK       TOTAL
                                       -------------     ------     ----------    --------     -------------   --------      -----
Balance at December 31, 2001                            $    809     $ 35,595     $ 11,253       $    660      ($ 5,872)   $ 42,445

Comprehensive income:
Net income                                $  1,539            --           --        1,539             --            --       1,539
Other comprehensive income (loss):
Unrealized  loss on securities
 available for sale, net of taxes             (215)           --           --           --           (215)           --        (215)
                                          --------
Comprehensive income                      $  1,324
                                          ========

Dividends paid                                                --           --         (850)            --            --        (850)

Tax benefit of options exercised                              --            5           --             --            --           5

Issuance of 15,580 shares
 for exercise of options                                      --          (39)          --             --           129          90
                                                        --------     --------     --------       --------      --------    --------
Balance at March 31, 2002                               $    809     $ 35,561     $ 11,942       $    445      ($ 5,743)   $ 43,014
                                                        ========     ========     ========       ========      ========    ========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 2001. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented.

EARNINGS PER SHARE ("EPS")

     The components of basic and diluted EPS for the quarters ended March 31, 2002 and 2001 are as follows:

                                  NET INCOME                  WEIGHTED AVERAGE SHARES               NET INCOME PER SHARE
                           -----------------------           -----------------------              ------------------------
                             2002            2001             2002              2001              2002                2001
                           -----------------------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)
Basic EPS                  $1,539           $1,741           7,391              7,338            $0.21               $0.24
Effect of dilutive
   stock options                -                -             276                158              .01                 .01
                           ------           ------           -----              -----            -----               -----
Dilutive EPS               $1,539           $1,741           7,667              7,496            $0.20               $0.23
                            =====            =====           =====              =====            =====               =====

BUSINESS SEGMENTS

     For internal reporting, planning and business purposes, the Corporation segments its operations into distinct business groups. An individual business group's profit contribution to the Corporation as a whole is determined based upon the Corporation's profitability reporting system, which assigns capital and other balance sheet and income statement items to each of the business groups. This segmentation mirrors the Corporation's organizational structure. Management accounting policies are in place for assigning revenues and expenses that are not directly incurred by the business groups, such as overhead, the results of asset allocations, and transfer revenues and expenses. Accordingly, the Corporation's business-segment operating results will differ with other similar information published by other financial institutions. In addition, management accounting concepts are periodically refined and results may change to reflect these refinements.

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

     RESIDENTIAL MORTGAGE BUSINESS

     The Residential Mortgage Business provides services to consumers in the Corporation's market area. These services include making adjustable-rate and fixed-rate mortgage loans. This group also services all loans kept in its business and typically sells fixed-rate loans into the secondary market.

     NON-REPORTABLE SEGMENTS

     Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income on investments.

     Specific reportable segment information as of and for the quarters ended March 31, 2002 and 2001 is as follows (in thousands):

                          QUARTER ENDED MARCH 31, 2002

                                 CORPORATE       PERSONAL    RESIDENTIAL                                    WARRENBANCORP
                                  BANKING        BANKING      MORTGAGE           OTHER       ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------
Interest income-external         $5,170          $  653       $1,187             $  72                         $7,082

Interest income-internal              -           2,642            -                 -          $(2,642)            -

Fee and other income                 75             257          140                 4                            476

Net income                         1,374             41          196               (72)                         1,539

                          QUARTER ENDED MARCH 31, 2001

                                 CORPORATE       PERSONAL    RESIDENTIAL                                    WARRENBANCORP
                                  BANKING        BANKING      MORTGAGE           OTHER       ELIMINATIONS    CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------------

Interest income-external         $5,524          $   878      $1,946             $ 113                         $8,461

Interest income-internal              -            3,942           -                 -         $(3,942)             -

Fee and other income                 52              232         194                40                            518

Net income                        1,016              589         286              (150)                         1,741

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

GENERAL

     Warren Bancorp, Inc.'s operating results for the three months ended March 31, 2002 (the "2002 quarter") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

     The Corporation recorded a decreased profit for the 2002 quarter as compared to the three months ended March 31, 2001 (the "2001 quarter") primarily due to decreased spreads. Rates during the 2002 quarter were significantly lower than the 2001 quarter. The yield on the one-year treasury constant maturity index decreased to 2.70% at March 31, 2002 from 4.09% at March 31, 2001, and prime rate decreased to 4.75% at March 31, 2002 from 8.00% at March 31, 2001. When general interest rates decrease, the Corporation's weighted average interest-rate spread and net yield on average earning assets will usually decrease. This is mainly because certain sources of funds, namely NOW and regular savings deposits, may not have their rates decrease at the same rate as the Corporation's assets. Also, demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease. As a result, despite increased asset levels, net interest income decreased in the 2002 quarter.

     Nonperforming loans were $143,000 at March 31, 2002 compared to zero at December 31, 2001. Management continues to monitor the loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

SUBSEQUENT EVENTS

     On April 17, 2002, the Corporation declared an increase in its quarterly dividend to 12 cents ($.12) per share from 11 1/2 cents ($.115) per share. The dividend is payable May 13, 2002 to stockholders of record on April 29, 2002.

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

     The Corporation uses simulation analysis to measure exposure of net interest income to changes in interest rates over a one-year period. This period is measured because the Corporation is most vulnerable to changes in short-term (one year and under) rates. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The Corporation's policy on interest-rate risk specifies that if short-term interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 15%. This policy remained in effect during the quarter, and in management's opinion there were no material changes in interest rate risk since December 31, 2001, the date as of which the simulation analysis was performed. Certain shortcomings are inherent in a simulation analysis. Estimates of customer behavior to changing interest rates may differ significantly from actual. Areas of these estimates include loan prepayment speeds, shifting between adjustable-rate and fixed-rate loans, and activity within different categories of deposit products. Also, the ability of some borrowers to repay their adjustable-rate loans may decrease in the event of interest-rate increases.

     The following table summarizes the Corporation's interest-rate sensitivity position as of March 31, 2002. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                         MARCH 31, 2002
                                             ----------------------------------------------------------------------
                                                0-3            3-6            6-12            1-5          OVER 5
                                              MONTHS         MONTHS          MONTHS          YEARS         YEARS
                                             --------       --------        --------        --------      --------
                                                                     (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities .................      $ 44,470       $  3,053        $  6,945        $ 23,891       $   --
Loans held for sale ...................         9,247           --              --              --             --
Adjustable-rate loans .................       113,992         14,359          25,243         133,222           --
Fixed-rate loans ......................         3,980          1,036           7,085          29,838         10,659
Due from mortgage investors ...........         3,919           --              --              --             --
Mortgage-backed securities ............         1,119          1,601           3,999           1,777            218
                                             --------       --------        --------        --------       --------
   Total interest sensitive assets ....       176,727         20,049          43,272         188,728         10,877
                                             --------       --------        --------        --------       --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts .............................        29,552         29,552            --              --             --
Time deposits .........................        46,786         23,315          37,376          32,055           --
Other deposits (A) ....................        13,450         13,449          27,426          98,492         11,102
Borrowings ............................        10,914          3,000              19           2,000            638
                                             --------       --------        --------        --------       --------
   Total interest sensitive liabilities       100,702         69,316          64,821         132,547         11,740
                                             --------       --------        --------        --------       --------
Excess (deficiency) of interest
 sensitive assets over interest
 sensitive liabilities ................      $ 76,025       $(49,267)       $(21,549)       $ 56,181       $   (863)
                                             ========       ========        ========        ========       ========
Excess (deficiency) of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities       $ 76,025       $ 26,758        $  5,209        $ 61,390       $ 60,527
                                             ========       ========        ========        ========       ========
Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities .......         175.5%         115.7%          102.2%          116.7%         116.0%
                                             ========       ========        ========        ========       ========
Cumulative excess (deficiency) as a
 percentage of total assets ...........          16.5%           5.8%            1.1%           13.3%          13.1%
                                             ========       ========        ========        ========       ========

---------------
(a)  Other deposits consist of regular savings and N.O.W. accounts.

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

LIQUIDITY

     The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit as well as other overnight borrowings vehicles. The Bank also has access to the Federal Reserve Bank's ("FRB") discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 2002 quarter, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

     The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $5.7 million at March 31, 2002.

     During the 2002 quarter, the primary sources of liquidity were $30.1 million in loan sales, loan paydowns and amortization of $13.7 million, proceeds from maturities of investment securities of $2.6 million, and proceeds from payments of mortgage-backed securities of $1.1 million. Primary uses of funds were $43.8 million in residential, commercial real estate and commercial loan originations, a $2.5 million decrease in borrowed funds, and $2.0 million purchase of investment securities. At March 31, 2002, the Bank had $27.0 million in overnight investments.

     The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.

     From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at March 31, 2002:

     WITHIN ONE YEAR                                                                 (IN THOUSANDS)
     ---------------
          Less than 3 months....................................................        $ 9,968
          3 to 6 months.........................................................          5,325
          6 to 12 months........................................................          6,114
                                                                                        -------
                                                                                         21,407
          More than 12 months...................................................          7,996
                                                                                        -------
                                                                                        $29,403
                                                                                        =======

CAPITAL ADEQUACY

     Total stockholders' equity at March 31, 2002 was $43.0 million, an increase of $569,000 from $42.4 million at December 31, 2001. Included in stockholders' equity at March 31, 2002 is an unrealized gain on securities available for sale, which increased stockholders' equity, of $445,000 as compared to $660,000 at December 31, 2001. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.33% at March 31, 2002 compared to 9.15% at December 31, 2001.

     The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At March 31, 2002, the FRB leverage capital ratio was 9.39% compared to 9.02% at December 31, 2001.

     The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At March 31, 2002, the Bank's leverage capital ratio, under FDIC guidelines, was 9.00% compared to 8.66% at December 31, 2001.

     The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 12.97% and 12.48%, respectively, at March 31, 2002 compared to 12.43% and 11.98%, respectively at December 31, 2001, thus exceeding their risk-based capital requirements.

     As of March 31, 2002, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.48%, 11.23%, and 9.00%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

     The Corporation's total assets decreased to $460.8 million at March 31, 2002 from $463.6 million at December 31, 2001. Decreases occurred in investments and mortgage-backed securities, residential mortgage loans and receivables due from mortgage investors, while increases occurred in cash and cash equivalents, consumer loans, and commercial real estate and commercial loans.

DUE FROM MORTGAGE INVESTORS

     Due from mortgage investors was $3.9 million at March 31, 2002 compared to $13.0 million at December 31, 2001. This represents the amount owed to the Corporation by mortgage investors for loans sold.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

     Investment securities and mortgage-backed securities consisting of available-for-sale, held-to-maturity and cost-basis investments, decreased to $62.4 million at March 31, 2002 from $64.4 million at December 31, 2001. The decrease was the result of a maturity of a U.S. Government Agency note, principal paydowns on mortgage-backed securities in the amount of $1.1 million, and a decrease in the market value of investment securities available for sale. Mortgage-backed securities decreased to $8.7 million at March 31, 2002 from $9.8 million at December 31, 2001 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT MARCH 31, 2002 ARE AS FOLLOWS:

                                                                          GROSS            GROSS
                                                     AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                       COST               GAINS            LOSSES            VALUE
                                                     ---------         ----------        ----------         -------
                                                                              (IN THOUSANDS)
AVAILABLE FOR SALE

Fixed income mutual funds...................         $  28,490           $   647           $    -           $29,137
FNMA mortgage-backed securities.............             6,443               200                -             6,643
GNMA mortgage-backed securities.............             2,271                22                -             2,293
U.S. Government and related
 obligations................................            11,997                 7              (2)            12,002
Preferred stock.............................             5,314                75             (258)            5,131
                                                       -------           -------           ------           -------
                                                        54,515               951             (260)           55,206
                                                       -------           -------           ------           -------
HELD TO MATURITY

Foreign government bonds....................             1,375                 -                -             1,375

COST BASIS

Stock in Federal Home Loan Bank
  of Boston.................................             4,110                 -                -             4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108                 -                -               108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576               240                -             1,816
                                                       -------           -------           ------           -------
                                                         5,794               240                -             6,034
                                                       -------           -------           ------           -------
                                                       $61,684           $ 1,191           $ (260)          $62,615
                                                       =======           =======           ======           =======

LOANS AND LOANS HELD FOR SALE

     Loans held for sale decreased by $4.3 million during the 2002 quarter to $9.2 million at March 31, 2002.

     Loans decreased by $2.1 million during the 2002 quarter to $339.6 million at March 31, 2002. This decrease is the result of a decrease in residential mortgage loans offset by increases in commercial real estate, commercial and consumer loans. Commercial real estate, commercial construction, and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

     The following table sets forth the classification of the Corporation's loans as of March 31, 2002 and December 31, 2001 (in thousands):

                                                            MARCH 31, 2002                   DECEMBER 31, 2001
                                                            --------------                   -----------------
Residential mortgages................................          $ 44,743                          $  48,762
Commercial real estate...............................           202,078                            200,890
Commercial construction .............................            13,573                             13,192
Commercial loans.....................................            49,247                             49,225
Consumer loans.......................................            29,916                             29,570
                                                               --------                           --------
                                                               $339,557                           $341,639
                                                               ========                           ========

     Residential mortgage loan originations during the 2002 quarter were $20.3 million compared to $22.1 million in the 2001 quarter. The Corporation originated $17.3 million in fixed-rate loans during the 2002 quarter compared to $19.6 million during the 2001 quarter. Adjustable-rate loans totaling $3.0 million were originated during the 2002 quarter compared to $2.5 million during the 2001 quarter. The Corporation sold loans totaling $20.9 million during the 2002 quarter compared to $20.6 million sold in the 2001 quarter.




CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

     Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the maximum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At March 31, 2002 there were three loans considered impaired and performing totaling $1.8 million and one loan for $84,000 considered impaired and nonperforming, compared to four loans considered impaired and performing totaling $1.8 million at December 31, 2001.

     Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $143,000 at March 31, 2002 (which includes the aforementioned impaired loan for $84,000) compared to zero at December 31, 2001. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

     The table below details nonperforming loans at:

                                                                              MARCH 31, 2002           DECEMBER 31, 2001
                                                                              --------------           -----------------
                                                                                      (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears..............................             $  -                      $  -
Nonaccrual loans.......................................................              143                         -
                                                                                    ----                      ----
Total nonperforming loans..............................................             $143                      $  -
                                                                                    ====                      ====
Percentage of nonperforming loans to:
Total loans............................................................             0.04%                      N/A
                                                                                    ====                       ===
Total assets...........................................................             0.03%                      N/A
                                                                                    ====                       ===

ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2002 and March 31, 2001 (dollars in thousands):

                                                                            2002           2001
                                                                           ------         ------
Balance at beginning of period ......................................      $ 4,973        $4,781
                                                                           -------        ------
Losses charged to the allowance:
    Residential mortgage ............................................           --            --
    Commercial mortgage and construction ............................           --            --
    Commercial loans ................................................           --            --
    Consumer loans ..................................................           --            --
                                                                           -------        ------
                                                                                --            --
                                                                           -------        ------
Loan recoveries:
    Residential mortgage ............................................            5             5
    Commercial mortgage and construction ............................           38
    Commercial loans ................................................            1             1
    Consumer loans ..................................................            4             7
                                                                           -------        ------
                                                                                48            13
                                                                           -------        ------

Net charge-offs .....................................................          (48)          (13)

Provision for (recovery of) loan losses charged (credited) to income           (38)           38
                                                                           -------        ------
Balance at end of period ............................................      $ 4,983        $4,832
                                                                                          ======

Allowance to total loans at end of period ...........................         1.47%         1.38%

Allowance to nonperforming loans at end of period ...................      3,484.6%          N/A
                                                                           =======        ======

Allocation of ending balance:
    Residential mortgage ............................................      $   482        $  738
    Commercial mortgage and construction ............................        3,150         3,185
    Commercial loans ................................................          954           680
    Consumer loans ..................................................          397           229
                                                                           -------        ------
                                                                           $ 4,983        $4,832
                                                                           =======        ======

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

     In addition to the above components, management applies an unallocated allowance that is not attributable to any specific loan or loan grade. This allowance is based on various factors. Among the factors are: the risk characteristics of the loan portfolio generally; general economic trends; assessment of the current business cycle; credit quality trends in relation to current economic conditions; trends in the outlook of banking regulators with respect to allowance for loan losses and supervisory concerns in general; and industry trends with respect to levels of allowance for loan losses. For purposes of the table on the preceding, the unallocated allowance is reallocated to specific categories on a "pro-rata" basis.

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

     The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.9 million of impaired loans, all of which is measured using the fair value method, is $179,000 at March 31, 2002.

OTHER ASSETS

     Included in other assets at March 31, 2002 and December 31, 2001 are $1.1 million and $1.0 million, respectively, of deferred income taxes receivable.

LIABILITIES

     Deposits decreased to $397.6 million at March 31, 2002 from $398.3 million at December 31, 2001.

     The following table sets forth the classification of the Corporation's deposits as of March 31, 2002 and December 31, 2001 (in thousands):

                                                            MARCH 31, 2002                    DECEMBER 31, 2001
                                                            --------------                    -----------------
Noninterest bearing..................................          $ 35,039                           $ 30,640
NOW..................................................            52,662                             54,029
Money market.........................................            59,104                             53,726
Savings..............................................           111,257                            106,319
Time.................................................           139,532                            153,633
                                                               --------                           --------
                                                               $397,594                           $398,347
                                                               ========                           ========

     Federal Home Loan Bank of Boston advances were $5.7 million at March 31, 2002 and December 31, 2001. Securities sold under agreement to repurchase were $10.9 million at March 31, 2002 and $13.4 million at December 31, 2001.

LEGAL AND OFF-BALANCE SHEET RISKS

     Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At March 31, 2002, there were no material legal claims against the Corporation or its subsidiaries.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

GENERAL

     The Corporation recorded a profit for the 2002 quarter of $1.5 million compared to a profit for the 2001 quarter of $1.7 million. The decrease in the 2002 quarter profit is primarily due to decreased spreads as a result of significantly lower interest rates in the 2002 quarter, decreased gains on the sale of mortgage loans, and increases in non-interest expenses.

     Net interest income for the 2002 and 2001 quarters was $4.8 million and $4.9 million, respectively. The weighted average interest rate spread for the 2002 quarter was 4.29% compared to 4.55% for the 2001 quarter. The net yield on average earning assets was 4.44% for the 2002 quarter and 4.79% for the 2001 quarter. The return on average assets and the return on average stockholders' equity were 1.36% and 14.46%, respectively, for the 2002 quarter compared to 1.61% and 18.25%, respectively, for the 2001 quarter.

INTEREST AND DIVIDEND INCOME

     Total interest and dividend income decreased to $7.1 million for the 2002 quarter from $8.5 million for the 2001 quarter. Interest on loans decreased to $6.4 million for the 2002 quarter from $7.4 million for the 2001 quarter. The average loan yield decreased to 7.17% for the 2002 quarter from 8.36% for the 2001 quarter and average loans outstanding increased during the 2002 quarter as compared to the 2001 quarter. Interest and dividends on investments was $537,000 for the 2002 quarter and $803,000 for the 2001 quarter. The average amount of investments held increased while the average yield on investments decreased to 3.44% for the 2002 quarter from 6.54% for the 2001 quarter. Mortgage-backed securities income decreased to $137,000 in the 2002 quarter from $217,000 in the 2001 quarter primarily due to a decrease in the average amount of mortgage-backed securities held due to paydowns, and a decrease in the average yield to 5.85% in the 2002 quarter from 7.64% in the 2001 quarter.

INTEREST EXPENSE

     Interest on deposits decreased to $2.2 million for the 2002 quarter from $3.3 million for the 2001 quarter. The average balance of deposits increased in the 2002 quarter, and the average cost of deposits decreased to 2.29% for the 2002 quarter from 3.57% for the 2001 quarter. Interest on borrowed funds and escrow deposits of borrowers decreased to $109,000 from $220,000 in the 2001 quarter. Average borrowings increased during the 2002 quarter as compared to the 2001 quarter. The average cost of borrowings decreased to 2.13% in the 2002 quarter from 4.58% in the 2001 quarter.

NON-INTEREST INCOME

     Total non-interest income for the 2002 quarter was $476,000 compared to $518,000 for the 2001 quarter. The gain from the sale of mortgage loans was $127,000 in the 2002 quarter compared to $188,000 in the 2001 quarter.

NON-INTEREST EXPENSE

     Total non-interest expense increased to $3.1 million in the 2002 quarter from $2.8 million in the 2001 quarter. Salaries and employee benefits increased to $1.9 million in the 2002 quarter from $1.7 million in the 2001 quarter. This increase is due to salary increases, the filling of vacant positions, and increases in benefits-related expenses. Other expenses increased to $589,000 in the 2002 quarter from $491,000 in the 2001 quarter. Costs associated with the general operations of the Corporation have increased including ATM expense, check processing, and other volume-related expenses.

INCOME TAX EXPENSE

     The Corporation's tax rate decreased to 30.6% in the 2002 quarter from 34.5% in the 2001 quarter mainly due to a decrease in tax valuation reserves.

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



                                             WARREN BANCORP, INC.



DATE:  May 6, 2002                           By:  /s/ John R. Putney
                                                --------------------------------
                                                  John R. Putney
                                                  President and
                                                  Chief Executive Officer



DATE:  May 6, 2002                           By:  /s/ Paul M. Peduto
                                                --------------------------------
                                                  Paul M. Peduto
                                                  Treasurer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)