Form 10-Q
period 2002-06-30
WARREN BANCORP INC
filed 2002-08-12
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended June 30, 2002 or
                              -------------

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

            Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at August 9, 2002
---------------------------------------           ------------------------------
Common Stock, par value $.10 per share                        7,446,311

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                    June 30,
                                                                                                      2002           December 31,
                                                                                                   (Unaudited)           2001
                                                                                                   -----------       -----------
A S S E T S

Cash and due from banks (non-interest bearing)                                                      $  27,871        $  16,834
Money market funds and overnight investments                                                            9,886           10,166
                                                                                                    ---------        ---------
   Cash and cash equivalents                                                                           37,757           27,000

Due from mortgage investors                                                                              --             13,003
Investment and mortgage-backed securities available for sale  (amortized cost of
   $56,705 at  June 30, 2002 and  $56,236 at December 31, 2001)                                        58,091           57,260
Investment securities held to maturity  (fair value of $1,375 at  June 30, 2002 and
   December 31, 2001)                                                                                   1,375            1,375
Cost-basis  investments (fair value of $6,034 at  June 30, 2002 and
   December 31, 2001)                                                                                   5,794            5,794

Loans held for sale                                                                                     7,153           13,510

Loans                                                                                                 345,283          341,639
Allowance for loan losses                                                                              (4,992)          (4,973)
                                                                                                    ---------        ---------
   Net loans                                                                                          340,291          336,666

Banking premises and equipment, net                                                                     5,006            4,805
Accrued interest receivable                                                                             1,996            2,067
Other assets                                                                                            2,263            2,150
                                                                                                    ---------        ---------

   Total assets                                                                                     $ 459,726        $ 463,630
                                                                                                    =========        =========

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits                                                                                         $ 394,380        $ 398,347
   Borrowed funds                                                                                      17,040           19,082
   Escrow deposits of borrowers                                                                           983            1,056
   Accrued interest payable                                                                               295              435
   Accrued expenses and other liabilities                                                               2,600            2,265
                                                                                                    ---------        ---------

     Total liabilities                                                                                415,298          421,185
                                                                                                    ---------        ---------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized -- 10,000,000 shares;
       Issued and outstanding -- none                                                                    --               --
   Common stock, $.10 par value;  Authorized -- 20,000,000 shares;
       Issued -- 8,094,414 shares at June 30, 2002 and December 31, 2001                                  809              809
       Outstanding -- 7,440,111 shares at June 30, 2002 and 7,382,731 shares at
       December 31, 2001
   Additional paid-in capital                                                                          35,535           35,595
   Retained earnings                                                                                   12,584           11,253
   Treasury stock, at cost, 654,303 shares at June 30, 2002 and 711,683 shares
       at December 31, 2001                                                                            (5,398)          (5,872)
                                                                                                    ---------        ---------
                                                                                                       43,530           41,785
   Accumulated other comprehensive income                                                                 898              660
                                                                                                    ---------        ---------

      Total stockholders' equity                                                                       44,428           42,445
                                                                                                    ---------        ---------

      Total liabilities and stockholders' equity                                                    $ 459,726        $ 463,630
                                                                                                    =========        =========



     See accompanying notes to unaudited consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per-share data)
                                  (Unaudited)

                                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                     JUNE 30,                        JUNE 30,
                                                                             -----------------------        ------------------------

                                                                               2002           2001            2002            2001
                                                                             --------       --------        --------        --------

Interest and dividend income:
    Interest on loans                                                        $  5,936       $  7,617        $ 12,344        $ 15,058
    Interest and dividends on investments                                         603            706           1,140           1,509
    Interest on mortgage-backed securities                                        121            199             258             416
                                                                             --------       --------        --------        --------
       Total interest and dividend income                                       6,660          8,522          13,742          16,983
                                                                             --------       --------        --------        --------

Interest expense:
    Interest on deposits                                                        1,732          3,194           3,939           6,486
    Interest on borrowed funds                                                    119            303             228             523
                                                                             --------       --------        --------        --------
       Total interest expense                                                   1,851          3,497           4,167           7,009
                                                                             --------       --------        --------        --------

       Net interest income                                                      4,809          5,025           9,575           9,974
Provision for (recovery of) loan losses                                             0            (29)            (38)              9
                                                                             --------       --------        --------        --------
       Net interest income after provision for
          loan losses                                                           4,809          5,054           9,613           9,965
                                                                             --------       --------        --------        --------

Non-interest income:
    Customer service fees                                                         517            322             861             610
    Gains on sales of mortgage loans                                              171            180             298             368
    Other                                                                           1            201               6             243
                                                                             --------       --------        --------        --------

       Total non-interest income                                                  689            703           1,165           1,221
                                                                             --------       --------        --------        --------

       Income before non-interest expense and income taxes                      5,498          5,757          10,778          11,186
                                                                             --------       --------        --------        --------

Non-interest expense:
    Salaries and employee benefits                                              2,015          1,774           3,922           3,503
    Office occupancy and equipment                                                353            320             686             651
    Professional services                                                          57             58              99              98
    Marketing                                                                     114            134             162             178
    Outside data processing expense                                               149            152             294             287
    Other                                                                         601            519           1,190           1,010
                                                                             --------       --------        --------        --------
       Total non-interest expenses                                              3,289          2,957           6,353           5,727
                                                                             --------       --------        --------        --------


        Income before income taxes                                              2,209          2,800           4,425           5,459
  Income tax expense                                                              676            762           1,353           1,680
                                                                             --------       --------        --------        --------

      Net income                                                             $  1,533       $  2,038        $  3,072        $  3,779
                                                                             ========       ========        ========        ========

      Basic earnings per share                                               $   0.21       $   0.28        $   0.41        $   0.51
                                                                             ========       ========        ========        ========

      Diluted earnings per share                                             $   0.20       $   0.27        $   0.40        $   0.50
                                                                             ========       ========        ========        ========




     See accompanying notes to unaudited consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002

                             (Dollars in thousands)

                                  (Unaudited)

                                                                                               Accumulated
                                                                    Additional                    Other
                                       Comprehensive     Common      Paid-in       Retained   Comprehensive  Treasury
                                           Income        Stock       Capital       Earnings       Income       Stock         Total
                                       --------------  ---------   ----------    ----------   -------------  ---------      -------


Balance at December 31, 2001                              $809      $35,595        $11,253        $660        (5,872)       $42,445

   Comprehensive income:
     Net income                          $3,072             --           --          3,072          --            --          3,072
     Other comprehensive income:
        Unrealized gain on securities
          available for sale, net
          of taxes                          238             --           --            - -         238            --            238
                                         ------
   Comprehensive income                  $3,310
                                         ======

   Dividends paid                                           --           --         (1,741)         --            --         (1,741)

    Tax benefit of options exercised                        --           60             --          --            --             60

    Issuance of 57,380 shares for
       exercise of options                                  --         (120)            --          --           474            354
                                                          ----      -------        -------        ----        ------        -------

Balance at June 30, 2002                                  $809      $35,535        $12,584        $898       ($5,398)       $44,428
                                                          ====      =======        =======        ====        ======        =======


     See accompanying notes to unaudited consolidated financial statements.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                (Unaudited)

                                                                                                         SIX MONTHS ENDED JUNE 30,

                                                                                                          2002               2001
                                                                                                          ----               ----

Cash flows from operating activities:
    Net Income                                                                                          $  3,072           $  3,779

    Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Provision for (recovery of) loan losses                                                                (38)                 9
      Depreciation and amortization                                                                          319                268
      Deferred income tax expense                                                                             41                  0
      Amortization (accretion) of premiums and discounts                                                       8                (66)
      (Gains) on sales of mortgage loans                                                                    (298)              (368)
       Loans originated for sale                                                                         (36,744)           (49,136)
       Proceeds from sales of loans                                                                       53,156             35,657
       Decrease in accrued interest receivable                                                                71                204
      (Increase) in other assets                                                                            (278)              (345)
      (Decrease) increase in accrued interest payable                                                       (140)                17
     Increase (decrease) in other liabilities and escrow deposits                                            322               (849)
                                                                                                        --------           --------

          Net cash (used in) operating activities                                                         19,491            (10,830)
                                                                                                        --------           --------

Cash flows from investing activities:
    Purchase of investment securities available for sale                                                 (11,981)            (3,942)
    Purchase of investment securities held to maturity                                                        --               (125)
    Proceeds from maturities of investment securities available for sale                                   9,600              9,570
    Proceeds from payments of mortgage-backed securities                                                   1,904              1,524
    Net (increase) in loans                                                                                 (341)           (30,282)
    Purchases of premises and equipment                                                                     (520)              (117)
                                                                                                        --------           --------

       Net cash provided by (used in)  investing activities                                               (1,338)           (23,372)
                                                                                                        --------           --------

Cash flows from financing activities:
    Net  (decrease) increase  in deposits                                                                 (3,967)             3,393
    Proceeds from Federal Home Loan Bank                                                                      --             29,981
    Net increase (decrease)  in other borrowed funds                                                      (2,042)             4,167
    Dividends paid                                                                                        (1,741)            (1,617)
    Stock options exercised                                                                                  354                155
                                                                                                        --------           --------

Net cash (used in) provided by financing activities                                                       (7,396)            36,079
                                                                                                        --------           --------

Net increase in cash and cash equivalents                                                                 10,757              1,877
Cash and cash equivalents at  beginning of period                                                         27,000             13,743
                                                                                                        --------           --------

Cash and cash equivalents at end of period                                                              $ 37,757           $ 15,620
                                                                                                        ========           ========

Cash paid during the period for:
      Interest                                                                                          $  4,307           $  6,992
      Income taxes                                                                                      $    265           $  2,171


     Supplemental noncash activities:
        Mortgage loans converted from adjustable-rate
        loans to fixed-rate loans for sale or loans sold                                                $  1,966           $  8,347


     See accompanying notes to unaudited consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

         The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation" or "Warren") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 2001. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet as of June 30, 2002, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2002, the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and June 30, 2001, and the related condensed consolidated statements of operations for the three months ended and six months ended June 30, 2002 and June 30, 2001 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year.

EARNINGS PER SHARE

         The components of basic and diluted EPS for the quarters and six months ended June 30, 2002 and 2001 are as follows:

                                                                   QUARTER ENDED JUNE 30,
                                           NET INCOME             WEIGHTED AVERAGE SHARES     NET INCOME PER SHARE
                                     ---------------------        -----------------------     --------------------
                                      2002           2001           2002           2001          2002       2001
                                     ------         ------         ------         ------         -----      -----
                                                     (In thousands, except per-share data)

Basic EPS                            $1,533         $2,038          7,423          7,358         $0.21      $0.28
Effect of dilutive
 stock options                           --             --            329            194           .01        .01
                                     ------         ------         ------         ------         -----      -----
Dilutive EPS                         $1,533         $2,038          7,752          7,552         $0.20      $0.27
                                     ======         ======         ======         ======         =====      =====


                                                                 SIX MONTHS ENDED JUNE 30,
                                           NET INCOME             WEIGHTED AVERAGE SHARES     NET INCOME PER SHARE
                                     ---------------------        -----------------------     --------------------
                                      2002           2001           2002           2001          2002       2001
                                     ------         ------         ------         ------         -----      -----
                                                     (In thousands, except per-share data)

Basic EPS                           $3,072         $3,779          7,407          7,348         $0.41      $0.51
Effect of dilutive
 stock options                          --             --            305            176           .01        .01
                                    ------         ------         ------         ------         -----      -----
Dilutive EPS                        $3,072         $3,779          7,712          7,524         $0.40      $0.50
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

         NON-REPORTABLE SEGMENTS

         Non-reportable operating segments of the Corporation's operations that do not meet the qualitative and quantitative thresholds requiring disclosure are included in the Other category in the disclosure of business segments below. Revenues in these segments consist mainly of interest income.

         Specific reportable segment information as of and for the quarters and six-month periods ended June 30, 2002 and 2001 is as follows (in thousands):

                                                 QUARTER ENDED JUNE 30, 2002

                                     CORPORATE     RESIDENTIAL      PERSONAL                                   WARREN BANCORP
                                      BANKING       MORTGAGE         BANKING        OTHER      ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
Interest income-external              $ 4,900        $   953        $   683        $   124              --         $ 6,660

Interest income-internal                   --             --          2,297             --         $(2,297)             --

Fee and other income                       86            185            418             --              --             689

Net income                              1,344            183            138           (132)             --           1,533

                                                 QUARTER ENDED JUNE 30, 2001

                                     CORPORATE     RESIDENTIAL      PERSONAL                                   WARREN BANCORP
                                      BANKING       MORTGAGE         BANKING        OTHER      ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
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


                                              SIX MONTH PERIOD ENDED JUNE 30, 2002

                                     CORPORATE     RESIDENTIAL      PERSONAL                                   WARREN BANCORP
                                      BANKING       MORTGAGE         BANKING        OTHER      ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
Interest income-external              $10,070        $ 2,140        $ 1,336        $   196              --         $13,742

Interest income-internal                   --             --          4,939             --         $(4,939)             --

Fee and other income                      161            325            675              4              --           1,165

Net income                              2,718            379            179           (204)             --           3,072


                                              SIX MONTH PERIOD ENDED JUNE 30, 2001

                                     CORPORATE     RESIDENTIAL      PERSONAL                                   WARREN BANCORP
                                      BANKING       MORTGAGE         BANKING        OTHER      ELIMINATIONS     CONSOLIDATED
-----------------------------------------------------------------------------------------------------------------------------
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

OTHER

         The Bank established as a subsidiary company in 1999 a real estate investment trust ("REIT"). The Corporation has become aware that the Massachusetts Department of Revenue (the "DOR") has sent a Notice of Intent to Assess additional state taxes plus penalties and interest to a number of other banks that have REIT subsidiaries. The DOR contends that dividend distributions from the REITs to the banks are fully taxable in Massachusetts. The banks contend that Massachusetts law provides for a dividends-received deduction equal to 95% of certain of those dividend distributions. The Bank applies the 95% deduction to the dividends it receives from its REIT subsidiary, and the positive impact of that deduction on the net income of the Corporation is as follows: 1999 -- $172,000; 2000 -- $320,000; 2001 -- $469,000; 2002 (through
June 30) -- $240,000. No potential penalties or interest have been estimated.

         As of this date, the Bank has not received a Notice of Intent to Assess from the DOR. The likelihood of receiving and the timing of any notice, and the amount of assessment (including possible penalties and interest) if a notice is issued by the DOR to the Bank cannot be determined at this time. If the DOR assesses the Bank with additional state taxes with regard to the above, the Corporation will vigorously challenge the assessment.

SUBSEQUENT EVENT

         On August 8, 2002, the Corporation entered into an Agreement and Plan of Merger with Banknorth Group, Inc. Under the terms of the agreement, for each share of Warren common stock, the Corporation's shareholders will receive either $15.75 in cash, without interest, or $15.75 in Banknorth common stock determined by dividing $15.75 by the average closing price of Banknorth common stock during the 20 trading-day period preceding the effective date of the merger. The Corporation's shareholders will have the opportunity to elect the form of consideration to be received for their shares of Warren common stock, subject to allocation procedures set forth in the merger agreement, which are intended to ensure that 50% of the outstanding shares of Warren common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding shares of Warren common stock will be converted into the right to receive cash. The transaction is intended to qualify as a reorganization for federal income tax purposes, and, as a result, the shares of Warren stock exchanged for Banknorth common stock are expected to be transferred on a tax-free basis. The transaction, which is expected to be completed by the end of the year, is subject to Warren shareholder and regulatory approvals, and other customary conditions.

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

GENERAL

         Warren Bancorp, Inc.'s operating results for the three and six months ended June 30, 2002 (the "2002 quarter" and "2002 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded a decreased profit for the 2002 period as compared to the six months ended June 30, 2001 (the "2001 period") primarily due to decreased spreads. Rates during the 2002 quarter were lower than the 2001 quarter. The yield on the one-year treasury constant maturity index decreased to 2.06% at June 30, 2002 from 3.72% at June 30, 2001, and prime rate decreased to 4.75% at June 30, 2002 from 6.75% at June 30, 2001. When general interest rates decrease, the Corporation's weighted average interest-rate spread and net yield on average earning assets will usually decrease. This is mainly because sources of funds, namely NOW and regular savings deposits, may not have their rates decrease at the same rate as the Corporation's assets. Also, demand deposits and stockholders' equity have no interest rate attached to them; therefore, their costs as a funding source do not decrease. As a result, net interest income decreased in the 2002 period. Also, included in the 2001 period was the receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years.

         Nonperforming loans were $84,000 at June 30, 2002 compared to zero at December 31, 2001. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

SUBSEQUENT EVENT -- MERGER AGREEMENT WITH BANKNORTH

         On August 8, 2002, the Corporation entered into an Agreement and Plan of Merger with Banknorth Group, Inc. Under the terms of the agreement, for each share of Warren common stock, the Corporation's shareholders will receive either $15.75 in cash, without interest, or $15.75 in Banknorth common stock determined by dividing $15.75 by the average closing price of Banknorth common stock during the 20 trading-day period preceding the effective date of the merger. The
Corporation's shareholders will have the opportunity to elect the form of consideration to be received for their shares of Warren common stock, subject to allocation procedures set forth in the merger agreement, which are intended to ensure that 50% of the outstanding shares of Warren common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding shares of Warren common stock will be converted into the right to receive cash. The transaction is intended to qualify as a reorganization for federal income tax purposes, and, as a result, the shares of Warren stock exchanged for Banknorth common stock are expected to be transferred on a tax-free basis. The transaction, which is expected to be completed by the end of the year, is subject to Warren shareholder and regulatory approvals, and other customary conditions.

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of June 30, 2002. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts-up to five years; cash manager and passbook plus accounts-up to six months; and regular savings accounts-up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                        JUNE 30, 2002
                                                                                        -------------
                                                               0-3           3-6            6-12             1-5          OVER 5
                                                             MONTHS         MONTHS         MONTHS           YEARS          YEARS
                                                            --------       --------        --------        --------       --------
                                                                                    (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities                                       $ 32,328       $  7,957        $   --          $ 23,891       $   --
Loans held for sale                                            7,153           --              --              --             --
Adjustable-rate loans                                        107,047         12,625          38,460         133,129          1,300
Fixed-rate loans                                               4,252            925           6,121          32,667          8,673
Mortgage-backed securities                                       202          3,084           2,852           1,698             61
                                                            --------       --------        --------        --------       --------
   Total interest sensitive assets                           150,982         24,591          47,433         191,385         10,034
                                                            --------       --------        --------        --------       --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts                                                     30,208         30,207            --              --             --
Time deposits                                                 25,080         21,989          37,920          37,796           --
Other deposits (A)                                            14,702         15,069          28,965         103,304         11,234
Borrowings                                                    14,383           --                19           2,000            638
                                                            --------       --------        --------        --------       --------
   Total interest sensitive liabilities                       84,373         67,265          66,904         143,100         11,872
                                                            --------       --------        --------        --------       --------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities                                                $ 66,609       $(42,674)       $(19,471)       $ 48,285       $ (1,838)
                                                            ========       ========        ========        ========       ========

Excess of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities                      $ 66,609       $ 23,935        $  4,464        $ 52,749       $ 50,911
                                                            ========       ========        ========        ========       ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities                                178.9%         115.8%          102.0%          114.6%         113.6%
                                                            ========       ========        ========        ========       ========

Cumulative excess  as a
 percentage of total assets                                     14.5%           5.2%            1.0%           11.5%          11.1%
                                                            ========       ========        ========        ========       ========

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

LIQUIDITY

         The Bank seeks to ensure sufficient liquidity is available to meet cash requirements while earning a return on liquid assets. The Bank uses its liquidity primarily to fund loan and investment commitments, to supplement deposit flows and to meet operating expenses. The primary sources of liquidity are interest and amortization from loans, mortgage-backed securities and investments, maturities of investments, loan sales, deposits and Federal Home Loan Bank of Boston ("FHLBB") advances, which include a $15 million overnight line of credit as well as other overnight borrowings vehicles. The Bank also has access to the Federal Reserve Bank's ("FRB") discount window and may borrow from the Depositors Insurance Fund Liquidity Fund. During the 2002 period, the Bank did not use the Federal Reserve Bank discount window and did not borrow from the Depositors Insurance Fund Liquidity Fund.

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $5.7 million at June 30, 2002.

         During the 2002 period, the primary sources of liquidity were $53.2 million in loan sales, loan paydowns and amortization of $59.9 million, proceeds from maturities of investment securities of $9.6 million, and proceeds from payments of mortgage-backed securities of $1.9 million. Primary uses of funds were $97.3 million in residential, commercial real estate, commercial, and consumer loan originations, a $2.0 million decrease in borrowed funds, a $4.0 million decrease in deposits and a $12.0 million purchase of investment securities. At June 30, 2002, the Bank had $9.8 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.


         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at June 30, 2002:

     WITHIN ONE YEAR                                             (IN THOUSANDS)
     ---------------
                  Less than 3 months...........................     $ 5,676
                  3 to 6 months................................       2,549
                  6 to 12 months...............................       6,574
                                                                    -------
                                                                     14,799
                  More than 12 months..........................       8,718
                                                                    -------
                                                                    $23,517
                                                                    =======

CAPITAL ADEQUACY

         Total stockholders' equity at June 30, 2002 was $44.4 million, an increase of $2.0 million from $42.4 million at December 31, 2001. Included in stockholders' equity at June 30, 2002 is an unrealized gain, net of tax, on securities available for sale, which increased stockholders' equity, of $898,000 as compared to $660,000 at December 31, 2001. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.66% at June 30, 2002 compared to 9.15% at December 31, 2001.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At June 30, 2002, the FRB leverage capital ratio was 9.63% compared to 9.02% at December 31, 2001.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At June 30, 2002, the Bank's leverage capital ratio, under FDIC guidelines, was 9.18% compared to 8.66% at December 31, 2001.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 13.08% and 12.52%, respectively, at June 30, 2002 compared to 12.43% and 11.98%, respectively at December 31, 2001, thus exceeding their risk-based capital requirements.

         As of June 30, 2002, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.52%, 11.27%, and 9.18%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets decreased to $459.7 million at June 30, 2002 from $463.6 million at December 31, 2001. Decreases occurred in mortgage-backed securities, residential mortgage loans and receivables due from mortgage investors, while increases occurred in cash and cash equivalents, consumer loans, and commercial real estate loans.

DUE FROM MORTGAGE INVESTORS

         Due from mortgage investors was zero at June 30, 2002 compared to $13.0 million at December 31, 2001. This represented the amount owed to the Corporation by mortgage investors for loans sold.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investment securities and mortgage-backed securities consisting of available-for-sale, held-to-maturity and cost-basis investments, increased to $65.3 million at June 30, 2002 from $64.4 million at December 31, 2001. The increase is the result of a net increase of the amortized cost of U.S. Government Agencies and an increase in the market value of investment securities available for sale. The amortized cost of mortgage-backed securities decreased to $7.9 million at June 30, 2002 from $9.8 million at December 31, 2001 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT JUNE 30, 2002 ARE AS FOLLOWS:

                                                                                     GROSS               GROSS
                                                                 AMORTIZED         UNREALIZED          UNREALIZED            FAIR
                                                                   COST              GAINS               LOSSES              VALUE
                                                                 --------          ----------          ---------            --------
                                                                                          (IN THOUSANDS)

AVAILABLE FOR SALE

Fixed income mutual funds ............................           $ 28,490           $  1,011            $    (28)           $ 29,473
FNMA mortgage-backed securities ......................              5,808                189                --                 5,997
GNMA mortgage-backed securities ......................              2,089                 61                --                 2,150
U.S. Government and related
 obligations .........................................             15,004                  4                  (1)             15,007
Preferred stock ......................................              5,314                150                --                 5,464
                                                                 --------           --------            --------            --------
                                                                   56,705              1,415                 (29)             58,091
                                                                 --------           --------            --------            --------

HELD TO MATURITY

Foreign government bonds .............................              1,375               --                  --                 1,375

COST BASIS

Stock in Federal Home Loan Bank
  of Boston ..........................................              4,110               --                  --                 4,110
Stock in Depositors Insurance Fund
  Liquidity Fund .....................................                108               --                  --                   108
Stock in Savings Bank Life Insurance
  Company of Massachusetts ...........................              1,576                240                --                 1,816
                                                                 --------           --------            --------            --------
                                                                    5,794                240                --                 6,034
                                                                 --------           --------            --------            --------
                                                                 $ 63,874           $  1,655            $    (29)           $ 65,500
                                                                 ========           ========            ========            ========

LOANS AND LOANS HELD FOR SALE

         Loans held for sale decreased by $6.3 million during the 2002 period to $7.2 million at June 30, 2002.

         Loans increased by $3.6 million during the 2002 period to $345.3 million at June 30, 2002. This increase is the result of increases in commercial real estate and consumer loans offset by a decrease in residential mortgage loans. Commercial real estate, commercial construction, and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of June 30, 2002 and December 31, 2001 (in thousands):

                                                      JUNE 30, 2002   DECEMBER 31, 2001
                                                      -------------   -----------------

Residential mortgages .........................         $ 43,227          $ 48,762
Commercial real estate ........................          208,433           200,890
Commercial construction .......................           12,493            13,192
Commercial loans ..............................           49,002            49,225
Consumer loans ................................           32,128            29,570
                                                        --------          --------
                                                        $345,283          $341,639
                                                        ========          ========

         Residential mortgage loan originations during the 2002 period were $42.6 million compared to $58.2 million in the 2001 period. The Corporation originated $30.9 million in fixed-rate loans during the 2002 period compared to $48.4 million during the 2001 period. Adjustable-rate loans totaling $11.7 million were originated during the 2002 period compared to $9.8 million during the 2001 period. The Corporation sold loans totaling $39.9 million during the 2002 period compared to $51.8 million sold in the 2001 period.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the maximum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At June 30, 2002 there were three loans considered impaired and performing totaling $1.8 million and one loan for $84,000 considered impaired and nonperforming, compared to three loans considered impaired and performing totaling $1.8 million at December 31, 2001.

         Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $84,000 at June 30, 2002 compared to zero at December 31, 2001. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at:


                                                                  JUNE 30, 2002        DECEMBER 31, 2001
                                                                  -------------        -----------------
                                                                         (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears ..............             $ --                      $--
Nonaccrual loans .......................................                 84                     --
                                                                     ------                    -----
Total nonperforming loans ..............................             $   84                    $--
                                                                     ======                    =====
Percentage of nonperforming loans to:
Total loans ............................................               0.02%                   N/A
                                                                     ======                    =====
Total assets ...........................................               0.02%                   N/A
                                                                     ======                    =====

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the six months ended June 30, 2002 and June 30, 2001 (dollars in thousands):

                                                                                          2002             2001
                                                                                          ----             ----
Balance at beginning of period .................................................       $ 4,973           $ 4,781
                                                                                       -------           -------

Losses charged to the allowance:
    Residential mortgage .......................................................          --                --
    Commercial mortgage and construction .......................................          --                --
    Commercial loans ...........................................................          --                --
    Consumer loans .............................................................          --                   1
                                                                                       -------           -------
                                                                                          --                   1
                                                                                       -------           -------

Loan recoveries:
    Residential mortgage .......................................................            10                13
    Commercial mortgage and construction .......................................            39                66
    Commercial loans ...........................................................             2                 2
    Consumer loans .............................................................             6                10
                                                                                       -------           -------
                                                                                            57                91
                                                                                       -------           -------

Net charge-offs ................................................................           (57)              (90)
                                                                                       -------           -------

Provision for (recovery of) loan losses charged (credited) to income ...........           (38)                9
                                                                                       -------           -------
Balance at end of period .......................................................       $ 4,992           $ 4,880
                                                                                       =======           =======

Allowance to total loans at end of period ......................................          1.45%             1.32%
                                                                                       =======           =======

Allowance to nonperforming loans at end of period ..............................       5,942.9%          2,440.0%
                                                                                       =======           =======

Allocation of ending balance:
    Residential mortgage .......................................................       $   452           $   630
    Commercial mortgage and construction .......................................         3,181             3,243
    Commercial loans ...........................................................           941               678
    Consumer loans .............................................................           418               329
                                                                                       -------           -------
                                                                                       $ 4,992           $ 4,880
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

         The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $1.9 million of impaired loans, all of which is measured using the fair value method, is $182,000 at June 30, 2002.

OTHER ASSETS

         Included in other assets at June 30, 2002 and December 31, 2001 are $832,000 and $1.0 million, respectively, of deferred income taxes receivable.

LIABILITIES

         Deposits decreased to $394.4 million at June 30, 2002 from $398.3 million at December 31, 2001.

         The following table sets forth the classification of the Corporation's deposits as of June 30, 2002 and December 31, 2001 (in thousands):

                                             JUNE 30, 2002            DECEMBER 31, 2001
                                             -------------            -----------------

Noninterest bearing ......................     $ 37,906                   $ 30,640
NOW ......................................       60,570                     54,029
Money market .............................       60,415                     53,726
Savings ..................................      112,704                    106,319
Time .....................................      122,785                    153,633
                                               --------                   --------
                                               $394,380                   $398,347
                                               ========                   ========

         Federal Home Loan Bank of Boston advances were $5.7 million at June 30, 2002 and December 31, 2001. Securities sold under agreement to repurchase were $11.4 million at June 30, 2002 and $13.4 million at December 31, 2001.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At June 30, 2002, there were no material legal claims against the Corporation or its subsidiaries.

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

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

GENERAL

         The Corporation recorded a profit for the 2002 quarter of $1.5 million compared to a profit for the 2001 quarter of $2.0 million. The decrease in the 2002 quarter profit is primarily due to decrease spreads as a result of lower interest rates in the 2002 quarter and increases in non-interest expenses. Also included in the 2001 quarter was the receipt of $467,000 of state-tax refunds plus interest ($294,000, or $.04 per share, net of applicable taxes) for the resolution of certain tax matters of prior years.

         Net interest income for the 2002 and 2001 quarters was $4.8 million and $5.0 million, respectively. The weighted average interest rate spread for the 2002 quarter was 4.39% compared to 4.45% for the 2001 quarter. The net yield on average earning assets was 4.51% for the 2002 quarter and 4.68% for the 2001 quarter. The return on average assets and the return on average stockholders' equity were 1.35% and 14.07%, respectively, for the 2002 quarter compared to 1.81% and 20.66%, respectively, for the 2001 quarter.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income decreased to $6.7 million for the 2002 quarter from $8.5 million for the 2001 quarter. Interest on loans decreased to $5.9 million for the 2002 quarter from $7.6 million for the 2001 quarter. The average loan yield decreased to 6.94% for the 2002 quarter from 8.11% for the 2001 quarter and average loans outstanding decreased during the 2002 quarter as compared to the 2001 quarter. Interest and dividends on investments was $603,000 for the 2002 quarter and $706,000 in the 2001 quarter. The average amount of investments held increased and the average yield on investments decreased to 3.11% for the 2002 quarter from 6.13% for the 2001 quarter. Mortgage-backed securities income decreased to $121,000 in the 2002 quarter from $199,000 in the 2001 period due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in yield to 5.77% in the 2002 quarter from 7.43% in the 2001 quarter.

INTEREST EXPENSE

         Interest on deposits decreased to $1.7 million for the 2002 quarter from $3.2 million for the 2001 quarter. The average balance of deposits increased in the 2002 quarter, and the average cost of deposits decreased to 1.81% for the 2002 quarter from 3.37% for the 2001 quarter. Interest on borrowed funds and escrow deposits of borrowers decreased to $119,000 from $303,000 for the 2002 and 2001 quarters. The average borrowings decreased and the average cost decreased to 1.91% for the 2002 quarter from 4.15% in the 2001 quarter.

NON-INTEREST INCOME

         Total non-interest income for the 2002 quarter was $689,000 compared to $703,000 for the 2001 quarter. Customer service fees were $517,000 in the 2002 quarter and $322,000 in the 2001 quarter. Included in this change is an increase in commissions for selling annuities and an increase in general deposit fees due to increases in prices and deposit account activity. The gain from the sale of mortgage loans was $171,000 in the 2002 quarter compared to $180,000 in the 2001 quarter. Also included in non-interest income in the 2001 quarter is $200,000 of pre-tax interest for the resolution of certain tax matters of prior years.

NON-INTEREST EXPENSE

         Total non-interest expense increased to $3.3 million in the 2002 quarter from $3.0 million in the 2001 quarter. Salaries and employee benefits increased to $2.0 million in the 2002 quarter from $1.8 million in the 2001 quarter. This increase is primarily due to salary increases, the filling of vacant positions, and increases in benefits-related expenses. Office occupancy and equipment has increased from $353,000 in the 2002 quarter from $320,000 in the 2001 quarter due to write-offs of existing computer equipment which was retired during the quarter. Other expense was $601,000 in the 2002 quarter and $519,000 in the 2001 quarter.

The increase is due to increases in costs associated with the general operations of the Corporation including ATM expense, check processing, and other volume-related expenses.

INCOME TAX EXPENSE

         The Corporation's tax rate increased to 30.6% in the 2002 quarter from 27.2% in the 2001 quarter. Included in income tax expense for 2002 quarter is a decrease in tax valuation reserves. Included in the 2001 quarter is $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years.

RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

GENERAL

         The Corporation recorded a profit for the 2002 period of $3.1 million compared to a profit for the 2001 period of $3.8 million. The decrease in the 2002 period profit is primarily due to decreased spreads as a result of lower interest rates in the 2002 period and increase in non-interest expenses. Also included in the 2001 period was the receipt of $467,000 of state-tax refunds plus interest ($294,000, or $.04 per share, net of applicable taxes) for the resolution of certain tax matters of prior years.

         Net interest income for the 2002 and 2001 periods was $9.6 million and $10.0 million, respectively. The weighted average interest rate spread for the 2002 period was 4.34% compared to 4.50% for the 2001 period. The net yield on average earning assets was 4.47% for the 2002 period and 4.73% for the 2001 period. The return on average assets and the return on average stockholders' equity were 1.36% and 14.26%, respectively, for the 2002 period compared to 1.71% and 19.49%, respectively, for the 2001 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income decreased to $13.7 million for the 2002 period from $17.0 million for the 2001 period. Interest on loans decreased to $12.3 million for the 2002 period from $15.1 million for the 2001 period. Average loans outstanding decreased during the 2002 period while the average loan yield decreased to 7.06% for the 2002 period compared to 8.26% for the 2001 period. Interest and dividends on investments was $1.1 and $1.5 million for the 2002 and 2001 periods, respectively. The average amount of investments held increased and the average yield on investments decreased to 3.27% for the 2002 period from 6.34% for the 2001 period. Mortgage-backed securities income decreased to $258,000 in the 2002 period from $416,000 in the 2001 period due to a decrease in the average amount of mortgage-backed securities held due to paydowns and a decrease in yield to 5.81% in the 2002 period from 7.54% in the 2001 period.

INTEREST EXPENSE

         Interest on deposits decreased to $3.9 million for the 2002 period from $6.5 million for the 2001 period. This decrease was related to a decrease in the average cost of deposits to 2.05% for the 2002 period from 3.47% for the 2001 period despite an increased average balance of deposits. Interest on borrowed funds and escrow deposits of borrowers decreased to $228,000 in the 2002 period from $523,000 in the 2001 period. The average cost decreased to 2.01% in the 2002 period from 4.32% in the 2001 period, and the average balance of borrowed funds decreased.

NON-INTEREST INCOME

         Total non-interest income for the 2002 and 2001 periods was $1.2 million. Customer service fees increased to $861,000 in the 2002 period from $610,000 in the 2001 period. This increase is due to an increase in commissions for selling annuities and an increase in general deposit fees due to increases in prices and deposit account activity. The gain from the sale of mortgage loans was $298,000 in the 2002 period compared to $368,000 in the 2001 period. Also included in non-interest income in the 2001 period is $200,000 of pre-tax interest for the resolution of certain tax matters of prior years. A $40,000 pre-tax recovery of an investment written off several years ago is also reflected in the 2001 period.

NON-INTEREST EXPENSE

         Total non-interest expense was $6.4 million in the 2002 period and $5.7 million in the 2001 period. Salaries and employee benefits increased to $3.9 million in the 2002 period from $3.5 million in the 2001 period. This increase is primarily due to salary increases, the filling of vacant positions and increases in benefits-related expenses. Occupancy and equipment increased in the 2002 period to $686,000 from $651,000 in the 2001 period due to write offs of existing computer equipment, which was retired during the period. Other expense increased to $1.2 million in the 2002 period from $1.0 million in the 2001 period due to increases in costs associated with the general operations of the Corporation including ATM expense, check processing, and other volume-related expenses.

INCOME TAX EXPENSE

         The Corporation's tax rate decreased in the 2002 period to 30.6% from 30.8% in the 2001 period. Included in income tax expense for the 2002 period is a decrease in tax valuation reserves. Included in income tax expense during the 2001 period is $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ANNUAL MEETING -- MAY 1, 2002

A.       ELECTION OF DIRECTORS

TERM TO EXPIRE IN 2005

                                                 Total Vote for      Total Vote Withheld
                                                 Each Director       From Each Director
                                                 ---------------     --------------------

                  Peter V. Bent                   6,435,171                  88,520
                  Stephen R. Howe                 6,434,883                  88,808
                  Arthur E. McCarthy              6,435,443                  88,248
                  William F. Scanlon, Jr.         6,422,259                 101,432
                  John D. Smidt                   6,434,883                  88,808


                                       OTHER DIRECTORS

                  TERM TO EXPIRE IN 2003            TERM TO EXPIRE IN 2004
                  ----------------------            ----------------------
                  Stephen J. Connolly, IV           Francis L. Conway
                  Robert R. Fanning, Jr.            Arthur E. Holden
                  Paul M. Peduto                    Stephen G. Kasnet
                  John R. Putney                    Linda Lerner
                                                    George W. Phillips
                                                    John H. Womack

B. PROPOSAL TO APPROVE THE WARREN BANCORP, INC. 2002 STOCK OPTION AND INCENTIVE PLAN

                  FOR                       AGAINST                    ABSTAIN
                  ---------                 -------                    -------
                  5,545,042                 951,611                     27,038


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On May 20, 2002 the Corporation filed a current report on Form 8-K regarding a change in its certifying accountant.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WARREN BANCORP, INC.





DATE:  August 12, 2002                  By:      /s/ John R. Putney
                                           -------------------------------------
                                                 John R. Putney
                                                 President and
                                                 Chief Executive Officer



DATE:  August 12, 2002                  By:      /s/ Paul M. Peduto
                                           -------------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)