Form 10-Q
period 2002-09-30
WARREN BANCORP INC
filed 2002-11-08
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended September 30, 2002 or
                              ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________________ to ___________________

Commission File No. 0-17222

                              WARREN BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of registrant as specified in the charter)

             MASSACHUSETTS                                       04-3024165
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 10 MAIN STREET, PEABODY, MASSACHUSETTS                             01960
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (978) 531-7400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirement for the past 90 days.

         Yes [x]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 4, 2002
---------------------------------------      -----------------------------------
Common Stock, par value $.10 per share                   7,487,161

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                2002               2001
                                                                                            -------------      ------------
A S S E T S                                                                                  (Unaudited)

Cash and due from banks (non-interest bearing)                                                $ 18,014           $ 16,834
Money market funds and overnight investments                                                     9,722             10,166
                                                                                              --------           --------
   Cash and cash equivalents                                                                    27,736             27,000

Due from mortgage investors                                                                         --             13,003
Investment and mortgage-backed securities available for sale
   (amortized cost of $68,848  at  September 30, 2002 and $56,236 at
   December 31, 2001)                                                                           70,481             57,260
Investment securities held to maturity (fair value of $1,375 at
   September 30, 2002 and December 31, 2001)                                                     1,375              1,375
Cost-basis investments (fair value of $6,034 at
   September 30, 2002 and December 31, 2001)                                                     5,794              5,794

Loans held for sale                                                                             12,915             13,510

Loans                                                                                          357,842            341,639
Allowance for loan losses                                                                       (5,002)            (4,973)
                                                                                              --------           --------
   Net loans                                                                                   352,840            336,666

Banking premises and equipment, net                                                              5,108              4,805
Accrued interest receivable                                                                      1,766              2,067
Other assets                                                                                     2,410              2,150
                                                                                              --------           --------
   Total assets                                                                               $480,425           $463,630
                                                                                              ========           ========


L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits                                                                                   $396,655           $398,347
   Borrowed funds                                                                               33,281             19,082
   Escrow deposits of borrowers                                                                  1,178              1,056
   Accrued interest payable                                                                        230                435
   Accrued expenses and other liabilities                                                        3,556              2,265
                                                                                              --------           --------
     Total liabilities                                                                         434,900            421,185
                                                                                              --------           --------

Stockholders' equity:
   Preferred stock, $.10 par value; Authorized -- 10,000,000 shares;
       Issued and outstanding -- none                                                               --                 --
   Common stock, $.10 par value;  Authorized -- 20,000,000 shares;
       Issued -- 8,094,414 shares at September 30, 2002 and December 31, 2001;
       Outstanding -- 7,471,521 shares at September 30, 2002 and 7,382,731 shares
        at December 31, 2001                                                                       809                809
   Additional paid-in capital                                                                   35,568             35,595
   Retained earnings                                                                            13,228             11,253
   Treasury stock, at cost, 622,893 shares at September 30, 2002, and 711,683
       shares at December 31, 2001                                                              (5,139)            (5,872)
                                                                                              --------           --------
                                                                                                44,466             41,785
   Accumulated other comprehensive income                                                        1,059                660
                                                                                              --------           --------
      Total stockholders' equity                                                                45,525             42,445
                                                                                              --------           --------
      Total liabilities and stockholders' equity                                              $480,425           $463,630
                                                                                              ========           ========

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)


                                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                                    --------------------                  -------------------

                                                                    2002            2001                  2002           2001
                                                                    ----            ----                  ----           ----
Interest and dividend income:
   Interest on loans                                               $ 6,186        $ 7,585                $18,530        $22,643
   Interest and dividends on investments                               628            656                  1,768          2,165
   Interest on mortgage-backed securities                              104            183                    362            599
                                                                   -------        -------                -------        -------
      Total interest and dividend income                             6,918          8,424                 20,660         25,407
                                                                   -------        -------                -------        -------

Interest expense:
   Interest on deposits                                              1,522          3,175                  5,461          9,661
   Interest on borrowed funds                                          149            317                    377            840
                                                                   -------        -------                -------        -------
      Total interest expense                                         1,671          3,492                  5,838         10,501
                                                                   -------        -------                -------        -------

      Net interest income                                            5,247          4,932                 14,822         14,906
Provision for (recovery of) loan losses                                  0             38                    (38)            47
                                                                   -------        -------                -------        -------
      Net interest income after provision for
         loan losses                                                 5,247          4,894                 14,860         14,859
                                                                   -------        -------                -------        -------

Non-interest income:
   Customer service fees                                               561            332                  1,422            942
   Gains on sales of mortgage loans                                    141            292                    439            660
   Other                                                                 1              4                      7            247
                                                                   -------        -------                -------        -------

      Total non-interest income                                        703            628                  1,868          1,849
                                                                   -------        -------                -------        -------

      Income before non-interest expense and income taxes            5,950          5,522                 16,728         16,708
                                                                   -------        -------                -------        -------

Non-interest expense:
   Salaries and employee benefits                                    2,008          1,890                  5,930          5,393
   Office occupancy and equipment                                      326            311                  1,012            962
   Professional services                                                20             41                    119            139
   Marketing                                                           121             70                    283            248
   Outside data processing expense                                     156            145                    450            432
   Other                                                               638            535                  1,828          1,545
   Merger-related expenses                                             483             --                    483             --
                                                                   -------        -------                -------        -------
      Total non-interest expenses                                    3,752          2,992                 10,105          8,719
                                                                   -------        -------                -------        -------


       Income before income taxes                                    2,198          2,530                  6,623          7,989
 Income tax expense                                                    661            844                  2,014          2,524
                                                                   -------        -------                -------        -------

     Net income                                                    $ 1,537        $ 1,686                $ 4,609        $ 5,465
                                                                   =======        =======                =======        =======

     Basic earnings per share                                      $  0.21        $  0.23                $  0.62        $  0.74
                                                                   =======        =======                =======        =======

     Diluted earnings per share                                    $  0.20        $  0.22                $  0.59        $  0.72
                                                                   =======        =======                =======        =======

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                          ACCUMULATED
                                                                    ADDITIONAL                               OTHER
                                         COMPREHENSIVE    COMMON      PAID-IN     RETAINED   TREASURY    COMPREHENSIVE
                                             INCOME       STOCK       CAPITAL     EARNINGS    STOCK          INCOME         TOTAL
                                         -------------    ------    ----------    --------   --------     -------------    --------
Balance at December 31, 2001                               $809       $35,595      $11,253    $5,872        $  660         $42,445

   Comprehensive income:
     Net income                             $4,609           --            --        4,609        --            --           4,609
     Other comprehensive income:
        Unrealized gain on securities
         available for sale, net of
         taxes                                 399           --            --           --        --           399             399
                                            ------
   Comprehensive income                     $5,008
                                            ======

   Dividends paid                                            --            --        2,634        --            --           2,634

   Tax benefit of options exercised                          --           120           --        --            --             120

   Issuance of 88,790 shares for exercise
    of options                                               --           147           --       733            --             586
                                                           ----       -------      -------    ------        ------         -------

Balance at September 30, 2002                              $809       $35,568      $13,228    $5,139        $1,059         $45,525
                                                           ====       =======      =======    ======        ======         =======



           See accompanying notes to consolidated financial statements.

                     WARREN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     -------------------------------
                                                                                                        2002               2001
                                                                                                      --------           --------
Cash flows from operating activities:
   Net income                                                                                         $  4,609           $  5,465

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Provision for (recovery of) loan losses                                                              (380)                47
     Depreciation and amortization                                                                         465                403
     (Prepaid) income tax expense                                                                         (181)                --
     (Accretion) of premiums and discounts                                                                 (11)              (106)
     (Gains) on sales of mortgage loans                                                                   (439)              (660)
     Loans originated for sale                                                                         (54,561)           (73,705)
     Proceeds from sales of loans                                                                       65,768             61,229
     Decrease in accrued interest receivable                                                               301                 11
     (Increase) in other assets                                                                           (289)              (104)
     (Decrease) in accrued interest payable                                                               (205)               (18)
     Increase (decrease) in other liabilities and escrow deposits                                        1,533               (699)
                                                                                                      --------           --------

         Net cash provided by (used in) operating activities                                            16,952             (8,137)
                                                                                                      --------           --------

Cash flows from investing activities:
   Purchase of investment securities available for sale                                                (52,906)           (11,856)
   Purchase of investment securities held to maturity                                                       --               (125)
   Purchase of mortgage-backed securities                                                                   --             (2,049)
   Proceeds from maturities of investment securities available for sale                                 37,600             13,295
   Proceeds from payments of mortgage-backed securities                                                  2,705              2,651
   Net (increase) in loans                                                                             (13,306)           (28,273)
   Purchases of premises and equipment                                                                    (768               (191)
                                                                                                      --------           --------

      Net cash (used in) investing activities                                                          (26,675)           (26,548)
                                                                                                      --------           --------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                                                  (1,692)            12,026
   Proceeds from Federal Home Loan Bank                                                                     --             24,166
   Maturities of Federal Home Loan Bank advances                                                        (3,000)                --
   Net increase in other borrowed funds                                                                 17,199)             5,910
   Dividends paid                                                                                       (2,634)            (2,464
   Stock options exercised                                                                                 586                155
                                                                                                      --------           --------

          Net cash provided by financing activities                                                     10,459             39,793
                                                                                                      --------           --------

   Net  increase in cash and cash equivalents                                                              736              5,108
   Cash and cash equivalents at beginning of period                                                     27,000             13,743
                                                                                                      --------           --------

   Cash and cash equivalents at end of period                                                         $ 27,736           $ 18,851
                                                                                                      ========           ========

   Cash paid during the period for:
       Interest                                                                                          6,043             10,519
       Income taxes                                                                                   $    440           $  3,061


Supplmental noncash activities:
Mortgage loans converted from adjustable-rate
   loans to fixed-rate loans for sale or loans sold                                                   $  3,274           $ 10,726


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

         The consolidated financial statements of Warren Bancorp, Inc. (the "Corporation" or "Warren") presented herein should be read in conjunction with the consolidated financial statements of the Corporation as of and for the year ended December 31, 2001. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Corporation believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of September 30, 2002, the consolidated statement of stockholders' equity for the nine months ended September 30, 2002, the consolidated statements of cash flows for the nine months ended September 30, 2002 and September 30, 2001, and the related consolidated statements of operations for the three months ended and nine months ended September 30, 2002 and September 30, 2001 are unaudited. In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full year.

EARNINGS PER SHARE

         The components of basic and diluted EPS for the quarters and nine months ended September 30, 2002 and 2001 are as follows:

                                                         QUARTER ENDED SEPTEMBER 30,
                                  NET INCOME               WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                           ---------------------------------------------------------------------------------
                              2002           2001            2002           2001         2002         2001
                           ---------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                    $1,537         $1,686          7,453          7,366         $0.21       $0.23
Effect of dilutive
   stock options                 --             --            413            211          (.01)       (.01)
                             ------         ------          -----          -----         -----       -----
Dilutive EPS                 $1,537         $1,686          7,866          7,577         $0.20       $0.22
                             ======         ======          =====          =====         =====       =====


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                 NET INCOME               WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                           ---------------------------------------------------------------------------------
                              2002           2001            2002           2001         2002         2001
                           ---------------------------------------------------------------------------------
                                                     (In thousands, except per-share data)

Basic EPS                    $4,609         $5,465          7,423          7,354         $0.62       $0.74
Effect of dilutive
   stock options                 --             --            337            187          (.03)       (.02)
                             ------         ------         ------         ------         -----       -----
Dilutive EPS                 $4,609         $5,465          7,760          7,541         $0.59       $0.72
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

         Specific reportable segment information as of and for the quarters and nine-month periods ended September 30, 2002 and 2001 is as follows (in thousands):



                                                              QUARTER ENDED SEPTEMBER 30, 2002

                                 CORPORATE     RESIDENTIAL      PERSONAL                                   WARREN BANCORP
                                  BANKING        MORTGAGE       BANKING         OTHER        ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------

Interest income-external          $ 5,117        $   948        $   708        $   145              --         $ 6,918

Interest income-internal               --             --          1,894             --         $(1,894)             --

Fee and other income                   67            168            468             --              --             703

Net income                          1,587            227             19           (296)             --           1,537


                                                              QUARTER ENDED SEPTEMBER 30, 2001

                                 CORPORATE      RESIDENTIAL     PERSONAL                                   WARREN BANCORP
                                  BANKING         MORTGAGE       BANKING        OTHER        ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------

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


                                                        NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                 CORPORATE      RESIDENTIAL     PERSONAL                                   WARREN BANCORP
                                  BANKING         MORTGAGE       BANKING        OTHER        ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------

Interest income-external          $15,187        $ 3,088        $ 2,044        $   341              --         $20,660

Interest income-internal               --             --          6,833             --         $(6,833)             --

Fee and other income                  228            493          1,143              4              --           1,868

Net income                          4,305            606            198           (500)             --           4,609


                                                         NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                 CORPORATE      RESIDENTIAL     PERSONAL                                   WARREN BANCORP
                                  BANKING         MORTGAGE       BANKING        OTHER        ELIMINATIONS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------

Interest income-external          $16,919        $ 5,799        $ 2,372        $   317              --         $25,407

Interest income-internal               --             --         11,416             --         (11,416)             --

Fee and other income                  165            690            751            243              --           1,849

Net income                          3,394            951          1,180            (60)             --           5,465


MERGER AGREEMENT WITH BANKNORTH GROUP, INC.

         On August 8, 2002, Banknorth Group, Inc. ("Banknorth") and Warren Bancorp, Inc. entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Warren will be merged with and into Banknorth (the "Merger"). The Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of Warren (subject to certain exceptions) will be converted into the right to receive $15.75 in cash or a number of whole shares of common stock of Banknorth determined by dividing $15.75 by the average closing prices of the Banknorth common stock during a specified period preceding the Merger, plus cash in lieu of any fractional share interest, subject to election and allocation procedures set forth in the Agreement, which are intended to ensure that 50% of the outstanding shares of Warren common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding shares of Warren common stock will be converted into the right to receive cash. The Merger is subject to all required regulatory approvals, the approval of Warren stockholders, and other customary conditions.

OTHER

          Warren Five Cents Savings Bank established as a subsidiary company in 1999 a real estate investment trust ("REIT"). The Corporation has received from the Massachusetts Department of Revenue ("DOR") a Notice of Assessment of additional state taxes, and it is aware that the DOR has sent a Notice of Assessment to a number of other banks that have REIT subsidiaries. The DOR contends that dividend distributions from the REITs to the banks are fully taxable in Massachusetts. The Corporation contends that Massachusetts law provides for a dividends-received deduction equal to 95% of certain of those dividend distributions. Warren Five Cents Savings Bank applies the 95% deduction to the dividends it receives from its REIT subsidiary.

         The amount of assessment to the Corporation was $690,000 for tax-return years 1999 and 2000, plus penalties and interest of $121,000, all before taking into consideration federal tax benefits. The total amount of state tax benefit received by the Corporation (before federal tax) by applying the aforementioned 95% dividends-received deduction from inception of the REIT through September 30, 2002, is $1,984,000 (including the $690,000 above).

         The Corporation is vigorously challenging the assessment. If the DOR prevails, it could assess the remaining $1,294,000 plus penalty and interest.

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

         Certain factors that might cause such differences include, but are not limited to, the following: interest rates may increase, adversely affecting the ability of borrowers to repay adjustable-rate loans and the Corporation's earnings and income which derive in significant part from loans to borrowers; unemployment in the Corporation's market area may increase, adversely affecting the ability of individual borrowers to repay loans; property values may decline, adversely affecting the ability of borrowers to repay loans and the value of real estate securing repayment of loans; and general economic and market conditions in the Corporation's market area may decline, adversely affecting the ability of borrowers to repay loans, the value of real estate securing repayment of loans and the Corporation's ability to make profitable loans. Any of the above may also result in lower interest income, increased loan losses, additional charge-offs and writedowns and higher operating expenses. In addition, if the Corporation does not prevail in its challenge to an assessment of state taxes, penalties and interest discussed below under "Other," a required payment would adversely affect the income, capital adequacy and liquidity of the Corporation and the Bank. These and other factors that might cause differences between actual and anticipated results, performance and achievements are discussed in greater detail in this Form 10-Q.

GENERAL

         Warren Bancorp, Inc.'s (the "Corporation" or "Warren") operating results for the three and nine months ended September 30, 2002 (the "2002 quarter" and "2002 period") reflect the operations of its only subsidiary, Warren Five Cents Savings Bank (the "Bank"). The Bank, which is wholly owned by the Corporation, operates as a community bank and is in the business of making individual and commercial loans to customers in its market area.

         The Corporation recorded a decreased profit for the 2002 period ended September 30, 2002 due to increased non-interest expenses. Included in the 2002 period is $483,000 of expenses related to a merger with Banknorth Group, Inc. (See "Merger Agreement with Banknorth Group, Inc." below.) Also included in the 2001 period was the receipt of state-tax refunds plus interest for the resolution of certain tax matters of prior years.

         Nonperforming loans increased to $84,000 in the 2002 period from zero at December 31, 2001. Management continues to monitor the nonperforming loan portfolio closely. If conditions in the Massachusetts' real estate market become unstable and values deteriorate, the amount of nonaccrual loans and real estate acquired through foreclosure would be expected to increase, resulting in lower interest income and increased loan losses, which could require additional loan loss provisions to be charged to operating income. Moreover, real estate acquired through foreclosure may give rise to additional charge-offs and writedowns and higher expenses for property taxes and other carrying costs.

MERGER AGREEMENT WITH BANKNORTH GROUP, INC.

         On August 8, 2002, Banknorth Group, Inc. ("Banknorth") and Warren Bancorp, Inc. entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which Warren will be merged with and into Banknorth (the "Merger"). The Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of Warren (subject to certain exceptions) will be converted into the right to receive $15.75 in cash or a number of whole shares of common stock of Banknorth determined by dividing $15.75 by the average closing prices of the Banknorth common stock during a specified period preceding the Merger, plus cash in lieu of any fractional share interest, subject to election and allocation procedures set forth in the Agreement which are intended to ensure that 50% of the outstanding shares of Warren common stock will be converted into the right to receive Banknorth common stock and 50% of the outstanding shares of Warren common stock will be converted into the right to receive cash. The Merger is subject to all required regulatory approvals, the approval of Warren stockholders, and other customary conditions.

OTHER

          Warren Five Cents Savings Bank (the "Bank") established as a subsidiary company in 1999 a real estate investment trust ("REIT"). The Corporation has received from the Massachusetts Department of Revenue ("DOR") a Notice of Assessment of additional state taxes, and it is aware that the DOR has sent a Notice of Assessment to a number of other banks that have REIT subsidiaries. The DOR contends that dividend distributions from the REITs to the banks are fully taxable in Massachusetts. The Corporation contends that Massachusetts law provides for a dividends-received deduction equal to 95% of certain of those dividend distributions. Warren Five Cents Savings Bank applies the 95% deduction to the dividends it receives from its REIT subsidiary.

         The amount of assessment to the Corporation was $690,000 for tax-return years 1999 and 2000, plus penalties and interest of $121,000, all before taking into consideration federal tax benefits. The total amount of state tax benefit received by the Corporation (before federal tax) by applying the aforementioned 95% dividends-received deduction from inception of the REIT through September 30, 2002, is $1,984,000 (including the $690,000 above).

         The Corporation is vigorously challenging the assessment. If the DOR prevails, it could assess the remaining $1,294,000 plus penalty and interest. Payments required to be made by the Corporation if the DOR prevails would adversely affect the income, capital adequacy and liquidity of the Corporation and the Bank.

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

         The following table summarizes the Corporation's interest-rate sensitivity position as of September 30, 2002. Assets and liabilities are classified as interest-rate sensitive if they have a remaining term to maturity of 0-12 months, or are subject to interest-rate adjustments within those time periods. Adjustable-rate loans and mortgage-backed securities are shown as if the entire balance came due on the repricing date. Nonaccruing loans are not included in this analysis due to their status as non-earning assets. Estimates of fixed-rate loan and fixed-rate mortgage-backed security amortization and prepayments are included with rate sensitive assets. The following types of deposit accounts are assumed to have effective maturities as follows based on their past retention characteristics: NOW accounts -- up to five years; cash manager and passbook plus accounts -- up to six months; and regular savings accounts -up to greater than five years. None of these assets is considered a trading asset.

INTEREST-RATE SENSITIVITY POSITION

                                                                                      SEPTEMBER 30, 2002
                                                            ----------------------------------------------------------------------
                                                              0-3            3-6             6-12            1-5          OVER 5
                                                             MONTHS         MONTHS          MONTHS          YEARS          YEARS
                                                            --------       --------        --------        --------       --------
                                                                                    (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities.................................      $ 48,098       $  4,974        $     --        $ 23,891       $     --
Loans held for sale...................................        12,915             --              --              --             --
Adjustable-rate loans.................................       107,495         10,467          42,667         140,592            438
Fixed-rate loans......................................         4,637          4,489           6,521          32,353          8,099
Due from mortgage investors...........................            --             --              --              --             --
Mortgage-backed securities............................         1,040          1,420           3,304           1,299             26
                                                            --------       --------        --------        --------       --------
   Total interest sensitive assets....................       174,185         21,350          52,492         198,135          8,563
                                                            --------       --------        --------        --------       --------

INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts.............................................        31,080         31,080              --              --             --
Time deposits.........................................        22,940         28,243          30,173          34,787             --
Other deposits (a)....................................        14,901         14,432          28,602         102,397         11,232
Borrowings............................................        30,624             19              --           2,000            638
                                                            --------       --------        --------        --------       --------
   Total interest sensitive liabilities...............        99,545         73,774          58,775         139,184         11,870
                                                            --------       --------        --------        --------       --------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities..........................................      $ 74,640       $(52,424)       $ (6,283)       $ 58,951       $ (3,307)
                                                            ========       ========        --------        ========       ========

Excess of cumulative
 interest sensitive assets over cumulative
 interest sensitive liabilities.......................      $ 74,640       $ 22,216        $ 15,933        $ 74,884       $ 71,577
                                                            ========       ========        ========        ========       ========

Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities.......................         175.0%         112.8%          106.9%          120.2%         118.7%
                                                            ========       ========        ========        ========       ========

Cumulative excess as a
 percentage of total assets...........................          15.5%           4.6%            3.3%           15.6%          14.9%
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

         The Bank also uses the longer term borrowings facilities within its total available credit line with the FHLBB. Advances from the FHLBB, other than the overnight facility, were $2.7 million at September 30, 2002.

         During the 2002 period, the primary sources of liquidity were $65.8 million in loan sales, loan paydowns and amortization of $74.0 million, proceeds from maturities of investment securities of $37.6 million, a $17.2 million increase in borrowed funds, and proceeds from payments of mortgage-backed securities of $2.7 million. Primary uses of funds were $142.4 million in residential, commercial real estate, commercial, and consumer loan originations, a $3.0 million decrease in FHLBB advances, a $1.7 million decrease in deposits and $52.9 million of purchases of investment securities. At September 30, 2002, the Bank had $9.6 million in overnight investments.

         The primary source of liquidity for the Corporation is dividends from the Bank. Dividends paid and, when applicable, stock repurchases by the Corporation are the primary use of this liquidity.

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 2002:

     WITHIN ONE YEAR                                        (IN THOUSANDS)
     ---------------
                  Less than 3 months.......................     $ 2,785
                  3 to 6 months............................       6,823
                  6 to 12 months...........................       4,559
                                                                -------
                                                                 14,167
                  More than 12 months......................       8,747
                                                                -------
                                                                $22,914
                                                                =======
CAPITAL ADEQUACY

         Total stockholders' equity at September 30, 2002 was $45.5 million, an increase of $3.1 million from $42.4 million at December 31, 2001. Included in stockholders' equity at September 30, 2002 is an unrealized gain on securities available for sale of $1.1 million as compared to $660,000 at December 31, 2001. Future interest-rate increases could reduce the fair value of these securities and reduce stockholders' equity. As a percentage of total assets, stockholders' equity was 9.47% at September 30, 2002 compared to 9.15% at December 31, 2001.

         The FRB's leverage capital-to-assets guidelines require the strongest and most highly rated bank holding companies to maintain at least a 3.00% ratio of Tier I capital to average consolidated assets. All other bank holding companies are required to maintain at least 4.00% to 5.00%, depending on how the FRB evaluates their condition. The FRB may require a higher capital ratio. At September 30, 2002, the FRB leverage capital ratio was 9.45% compared to 9.02% at December 31, 2001.

         The FDIC's leverage capital-to-assets ratio guidelines are substantially similar to those adopted by the FRB and described above. At September 30, 2002, the Bank's leverage capital ratio, under FDIC guidelines, was 8.97% compared to 8.66% at December 31, 2001.

         The FRB and the FDIC have also imposed risk-based capital requirements on the Corporation and the Bank, respectively, which give different risk weightings to assets and to off-balance sheet assets such as loan commitments and loans sold with recourse. Both the FRB and FDIC guidelines require the Corporation and the Bank to have an 8.00% risk-based capital ratio. The Corporation's and the Bank's risk-based capital ratios were 13.17% and 12.56%, respectively, at September 30, 2002 compared to 12.43% and 11.98%, respectively, at December 31, 2001, thus exceeding their risk-based capital requirements.

         As of September 30, 2002, the Bank's total risk-based capital ratio, Tier I risk-based capital ratio and leverage capital ratio were 12.56%, 11.30%, and 8.97%, respectively. Based on these capital ratios, the Bank is considered to be "well capitalized."

FINANCIAL CONDITION

         The Corporation's total assets increased to $480.4 million at September 30, 2002 from $463.6 million at December 31, 2001. Decreases occurred in mortgage-backed securities and receivables due from mortgage investors, while increases occurred in U.S. Government and related obligations, cash and cash equivalents, consumer loans, commercial real estate loans and commercial loans.

DUE FROM MORTGAGE INVESTORS

         Due from mortgage investors was zero at September 30, 2002 compared to $13.0 million at December 31, 2001. This represented the amount owed to the Corporation by mortgage investors for loans sold.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investment securities and mortgage-backed securities consisting of available-for-sale, held-to-maturity and cost-basis investments, increased to $77.7 million at September 30, 2002 from $64.4 million at December 31, 2001. The increase is the result of a net increase of the amortized cost of U.S. Government and related obligations and an increase in the market value of investment securities available for sale. The amortized cost of mortgage-backed securities decreased to $7.1 million at September 30, 2002 from $9.8 million at December 31, 2001 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 2002 ARE AS FOLLOWS:

                                                                     GROSS            GROSS
                                                  AMORTIZED        UNREALIZED       UNREALIZED          FAIR
                                                    COST             GAINS            LOSSES            VALUE
                                                  ---------        ----------       ----------         --------
                                                                         (IN THOUSANDS)
AVAILABLE FOR SALE

Fixed income mutual funds...................      $28,490           $1,348            $ (47)           $29,791
FNMA mortgage-backed securities.............        5,200              169               --              5,369
GNMA mortgage-backed securities.............        1,889               79               --              1,968
U.S. Government and related
 obligations................................       27,955                2               --             27,957
Preferred stock.............................        5,314              148              (66)             5,396
                                                  -------           ------            -----            -------
                                                   68,848            1,746             (113)            70,481
                                                  -------           ------            -----            -------

HELD TO MATURITY

Foreign government bonds....................        1,375               --               --              1,375

COST BASIS

Stock in Federal Home Loan Bank
  of Boston.................................        4,110               --               --              4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................          108               --               --                108
Stock in Savings Bank Life Insurance
  Company of Massachusetts..................        1,576              240               --              1,816
                                                  -------           ------            -----            -------
                                                    5,794              240               --              6,034
                                                  -------           ------            -----            -------
                                                  $76,017           $1,986            $(113)           $77,890
                                                  =======           ======            =====            =======

LOANS AND LOANS HELD FOR SALE

         Loans held for sale decreased by $595,000 during the 2002 period to $12.9 million at September 30, 2002.

         Loans increased by $16.2 million during the 2002 period to $357.8 million at September 30, 2002. This increase is the result of increases in commercial real estate, commercial and consumer loans with decreases in residential mortgage and commercial construction loans. Commercial real estate, commercial construction, and commercial loans typically earn higher yields than residential mortgage loans, but usually carry higher risk due to loan size.

         The following table sets forth the classification of the Corporation's loans as of September 30, 2002 and December 31, 2001 (in thousands):


                                                          SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                          ------------------         -----------------

Residential mortgages................................          $ 48,595                  $ 48,762
Commercial real estate...............................           212,449                   200,890
Commercial construction .............................            12,767                    13,192
Commercial loans.....................................            49,842                    49,225
Consumer loans.......................................            34,189                    29,570
                                                               --------                  --------
                                                               $357,842                  $341,639
                                                               ========                  ========

         Residential mortgage loan originations during the 2002 period were $70.6 million compared to $87.0 million in the 2001 period. The Corporation originated $46.4 million in fixed-rate loans during the 2002 period compared to $72.1 million during the 2001 period. Adjustable-rate loans totaling $24.2 million were originated during the 2002 period compared to $14.9 million during the 2001 period. The Corporation sold loans totaling $52.3 million during the 2002 period compared to $76.0 million sold in the 2001 period.

CREDIT QUALITY

IMPAIRED AND NONPERFORMING LOANS

         Loans are deemed by the Corporation to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the original loan agreement. Generally, nonaccruing loans are deemed impaired. Large groups of homogeneous loans, such as smaller balance residential mortgage and consumer installment loans are collectively evaluated for impairment. Typically, the maximum delay in receiving payments according to the contractual terms of the loan that can occur before a loan is considered impaired is ninety days. Impaired loans are analyzed and categorized by level of credit risk and collectibility in order to determine their related allowance for loan losses. At September 30, 2002 there were five loans considered impaired and performing totaling $5.0 million and one loan for $84,000 considered impaired and nonperforming, compared to three loans considered impaired and performing totaling $1.8 million and no loans considered impaired and nonperforming at December 31, 2001.

         Loans past due 90 days or more, or past due less than 90 days but in nonaccrual status were $84,000 at September 30, 2002 compared to zero at December 31, 2001. Accrual of interest on loans is discontinued either when a reasonable doubt exists as to that the full, timely collection of principal or interest or when the loans become contractually past due by ninety days or more, unless they are adequately secured and are in the process of collection.

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

         The table below details nonperforming loans at:

                                                                         SEPTEMBER 30, 2002            DECEMBER 31, 2001
                                                                         ------------------            -----------------
                                                                                     (DOLLARS IN THOUSANDS)
Accruing loans 90 days or more in arrears...........................           $ --                            $ --
Nonaccrual loans....................................................             84                              --
                                                                               ----                            ----
Total nonperforming loans...........................................           $ 84                            $ --
                                                                               ====                            ====
Percentage of nonperforming loans to:
Total loans.........................................................           0.02%                            N/A
                                                                               ====                            ====
Total assets........................................................           0.02%                            N/A
                                                                               ====                            ====

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

                                                                                 2002                2001
                                                                                -------            --------
Balance at beginning of period ...........................................      $ 4,973             $ 4,781
                                                                                -------            --------

Losses charged to the allowance:
    Residential mortgage .................................................           --                  --
    Commercial mortgage and construction .................................           --                  --
    Commercial loans .....................................................           --                  --
    Consumer loans .......................................................            1                   1
                                                                                -------            --------
                                                                                      1                   1
                                                                                -------            --------

Loan recoveries:
    Residential mortgage .................................................           17                  21
    Commercial mortgage and construction .................................           41                  66
    Commercial loans .....................................................            2                   5
    Consumer loans .......................................................            8                   9
                                                                                -------            --------
                                                                                     68                 101
                                                                                -------            --------

Net recoveries ...........................................................          (67)               (100)
                                                                                -------            --------
(Recovery of) provision for loan losses (credited)
  charged to income ......................................................          (38)                 47
                                                                                -------            --------
Balance at end of period .................................................      $ 5,002             $ 4,928
                                                                                =======            ========

Allowance to total loans at end of period ................................         1.40%               1.35%
                                                                                =======            ========

Allowance to nonperforming loans at end of period ........................      5,954.8%           1,408.00%
                                                                                =======            ========

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

         The associated provision for loan losses is the amount required to bring the allowance for loan losses to the balance considered necessary by management at the end of the period after accounting for the effect of loan charge-offs (which decrease the allowance) and loan-loss recoveries (which increase the allowance). The allowance for loan losses included above attributable to $5.1 million of impaired loans, all of which is measured using the fair value method, is $365,000 at September 30, 2002.

OTHER ASSETS

         Included in other assets at September 30, 2002 and December 31, 2001 is $1.0 million of deferred income taxes receivable.

LIABILITIES

         Deposits decreased to $396.7 million at September 30, 2002 from $398.3 million at December 31, 2001.

         The following table sets forth the classification of the Corporation's deposits as of September 30, 2002 and December 31, 2001 (in thousands):

                                           SEPTEMBER 30, 2002      DECEMBER 31, 2001
                                           ------------------      -----------------

Noninterest bearing.......................     $ 46,788                $ 30,640
NOW.......................................       58,772                  54,029
Money market..............................       62,160                  53,726
Savings...................................      112,792                 106,319
Time......................................      116,143                 153,633
                                               --------                --------
                                               $396,655                $398,347
                                               ========                ========

         Federal Home Loan Bank of Boston advances were $2.7 million at September 30, 2002 and $5.7 million at December 31, 2001. Securities sold under agreement to repurchase were $30.6 million at September 30, 2002 and $13.4 million at December 31, 2001.

LEGAL AND OFF-BALANCE SHEET RISKS

         Various legal claims arise from time to time in the course of business of the Corporation and its subsidiaries. At September 30, 2002, there were no material legal claims against the Corporation or its subsidiaries.

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

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

GENERAL

         The Corporation recorded a profit for the 2002 quarter of $1.5 million compared to a profit for the 2001 quarter of $1.7 million. The decrease in the 2002 quarter profit is due to increased non-interest expenses, which included $483,000 of merger-related expenses, and a decrease in gains on sales of mortgage loans due to lower volume of residential mortgage loans sold.

         Net interest income for the 2002 and 2001 quarters was $5.2 million and $4.9 million, respectively. The weighted average interest rate spread for the 2002 quarter was 4.60% compared to 4.24% for the 2001 quarter. The net yield on average earning assets was 4.72% for the 2002 quarter and 4.45% for the 2001 quarter. The return on average assets and the return on average stockholders' equity were 1.30% and 13.73%, respectively, for the 2002 quarter compared to 1.45% and 16.53%, respectively, for the 2001 quarter.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income was $6.9 million for the 2002 quarter compared to $8.4 million for the 2001 quarter. Interest on loans decreased to $6.2 million for the 2002 quarter from $7.6 million for the 2001 quarter. The average loan yield decreased to 6.89% for the 2002 quarter from 7.79% for the 2001 quarter and average loans outstanding decreased during the 2002 quarter as compared to the 2001 quarter. Interest and dividends on investments was $628,000 for the 2002 quarter and $656,000 in the 2001 quarter. The average amount of investments held increased while the average yield on investments decreased to 2.97% for the 2002 quarter from 5.32% for the 2001 quarter. Mortgage-backed securities income decreased to $104,000 in the 2002 quarter from $183,000 in the 2001 quarter due to a decrease in the average amount of mortgage-backed securities held and a decreased yield of 5.59% in the 2002 quarter from 6.69% in the 2001 quarter.

INTEREST EXPENSE

         Interest on deposits was $1.5 million for the 2002 quarter compared to $3.2 million for the 2001 quarter. The average balance of deposits decreased in the 2002 quarter and the average cost of deposits decreased to 1.56% for the 2002 quarter from 3.23% for the 2001 quarter. Interest on borrowed funds and escrow deposits of borrowers decreased to $149,000 from $317,000 for the 2002 and 2001 quarters, respectively. The average cost decreased to 1.58% for the 2002 quarter from 3.63% in the 2001 quarter, while the average balances increased.

NON-INTEREST INCOME

         Total non-interest income for the 2002 quarter was $703,000 compared to $628,000 for the 2001 quarter. Customer service fees increased to $561,000 in the 2002 quarter from $332,000 in the 2001 quarter due to an increase in commissions for selling annuities and an increase in general deposit fees due to increases in prices and deposit account activity. The gain from the sale of mortgage loans was $141,000 in the 2002 quarter compared to $292,000 in the 2001 quarter. Because fewer residential mortgage loans were sold in the 2002 quarter, gains on sale of mortgage loans decreased.

NON-INTEREST EXPENSE

         Total non-interest expense increased to $3.8 million in the 2002 quarter from $3.0 million in the 2001 quarter. Salaries and employee benefits were $2.0 million in the 2002 quarter and $1.9 million in the 2001 quarter. This increase is primarily due to salary increases, the filling of vacant positions, and increases in benefits-related expenses. Other expenses increased to $638,000 in the 2002 quarter from $535,000 in the 2001 quarter due to increases in costs associates with the general operations of the Corporation including ATM expense, check processing, and other volume-related expenses. Also included in non-interest expense in the 2002 quarter is $483,000 of expenses related to the merger with Banknorth Group, Inc. (See "Merger Agreement with Banknorth Group, Inc." above.)

INCOME TAX EXPENSE

         The Corporation's tax rate decreased to 30.1% in the 2002 quarter from 33.4% in the 2001 quarter. Included in income tax expense for the 2002 quarter is a decrease in tax valuation reserves.


RESULTS OF OPERATIONS -- FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

GENERAL

         The Corporation recorded a profit for the 2002 period of $4.6 million compared to a profit for the 2001 period of $5.5 million. The decrease in the 2002 period profit is primarily due to increased non-interest expenses. Included in the 2002 period is $483,000 of merger-related expenses. During the 2002 period, there was a decrease in gains on sales of mortgage-loans due to lower volume of residential mortgage loans sold. Also included in the 2001 period was the receipt of $467,000 of state-tax refunds plus interest ($294,000, or $.04 per share, net of applicable taxes) for the resolution of certain tax matters of prior years.

         Net interest income for the 2002 and 2001 periods was $14.9 million. The weighted average interest rate spread for the 2002 period was 4.44% compared to 4.42% for the 2001 period. The net yield on average earning assets was 4.56% for the 2002 period and 4.63% for the 2001 period. The return on average assets and the return on average stockholders' equity were 1.34% and 14.09%, respectively, for the 2002 period compared to 1.62% and 18.48%, respectively, for the 2001 period.

INTEREST AND DIVIDEND INCOME

         Total interest and dividend income decreased to $20.7 million for the 2002 period from $25.4 million for the 2001 period. Interest on loans decreased to $18.5 million for the 2002 period from $22.6 million for the 2001 period. Average loans outstanding decreased during the 2002 period and the average loan yield decreased to 7.00% for the 2002 period compared to 8.09% for the 2001 period. Interest and dividends on investments was $1.8 and $2.2 million for the 2002 and 2001 periods, respectively. The average amount of investments held increased while the average yield on investments decreased to 3.20% for the 2002 period from 6.07% for the 2001 period. Mortgage-backed securities income decreased to $362,000 in the 2002 period from $599,000 in the 2001 period due to a decrease in the average amount of mortgage-backed securities held and a decreased yield to 5.75% in the 2002 period from 7.25% in the 2001 period.

INTEREST EXPENSE

         Interest on deposits decreased to $5.5 million for the 2002 period from $9.7 million for the 2001 period. This decrease was related to a decrease in the average cost of deposits to 1.89% for the 2002 period from 3.38% for the 2001 period. Interest on borrowed funds and escrow deposits of borrowers decreased to $377,000 in the 2002 period from $840,000 for the 2001 period due to the average cost having decreased to 1.82% in the 2002 period from 4.04% in the 2001 period.

NON-INTEREST INCOME

         Total non-interest income for the 2002 period was $1.9 million compared to $1.8 million for the 2001 period. The gain from the sale of mortgage loans was $439,000 in the 2002 period compared to $660,000 in the 2001 period. Because fewer residential mortgage loans were sold in the 2002 period, gains on sale of mortgage loans decreased. Customer service fees increased to $1.4 million in the 2002 period from $942,000 in the 2001 period due to an increase in commissions for selling annuities and an increase in general deposit fees due to increases in prices and deposit account activity. Also included in non-interest income in the 2001 period is $200,000 of pre-tax interest for the resolution of certain tax matters of prior years.

NON-INTEREST EXPENSE

         Total non-interest expense was $10.1 million in the 2002 period and $8.7 million in the 2001 period. Salaries and employee benefits were $5.9 million in the 2002 period and $5.4 million for the 2001 period. This increase is primarily due to salary increases, the filling of vacant positions, and increases in benefits-related expenses. Occupancy and equipment increased in the 2002 period to $1.0 million from $962,000 in the 2001 period due to write offs of existing computer equipment, which was retired during the period. Other expenses increased to $1.8 million in the 2002 period from $1.5 million in the 2001 period due to increases in costs associated with the general operations of the Corporation including ATM expense, check processing, and other volume-related expenses. Also included in non-interest expense for the 2002 period is $483,000 of expenses related to the merger with Banknorth Group, Inc. (See "Merger Agreement with Banknorth Group, Inc." above.)

INCOME TAX EXPENSE

         The Corporation's tax rate decreased in the 2002 period to 30.4% from 31.6% in the 2001 period. Included in income tax expense for the 2002 period is a decrease in tax valuation reserves. Included in income tax expense in the 2001 period is $176,000 reduction of state tax expense, net of federal tax, due to resolution of certain tax matters of prior years.

CONTROLS AND PROCEDURES


(a)      Evaluation of disclosure controls and procedures.

         As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)      Changes in internal controls.

         None.

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



                                               WARREN BANCORP, INC.





DATE:  November 7, 2002               By:      /s/ John R. Putney
                                         ---------------------------------------
                                               John R. Putney
                                               President and
                                                 Chief Executive Officer



DATE:  November 7, 2002               By:      /s/ Paul M. Peduto
                                         ---------------------------------------
                                               Paul M. Peduto
                                               Treasurer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



I, John R. Putney, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Warren Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATE:  November 7, 2002                    By: /s/ John R. Putney
                                               -----------------------
                                               John R. Putney
                                               President and
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



I, Paul M. Peduto, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Warren Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent valuation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                  c) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATE:  November 7, 2002                     By:      /s/ Paul M. Peduto
                                               --------------------------------
                                               Paul M. Peduto
                                               Treasurer
                                                 (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)