Form 10-Q/A
period 2002-09-30
WARREN BANCORP INC
filed 2002-12-04
CIK 830750

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the quarterly period ended SEPTEMBER 30, 2002 or
                              -------------------

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

NOTE:

This amendment is filed to reference in Part II that a current report on Form 8-K was filed during the period ending September 30, 2002. This reference was inadvertently omitted from Part II, Item 6 in the original Form 10-Q filed on November 8, 2002.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     September 30,          December 31,
                                                                                         2002                   2001
                                                                                    -------------          -------------
A S S E T S                                                                          (Unaudited)
Cash and due from banks (non-interest bearing)                                         $18,014               $ 16,834
Money market funds and overnight investments                                             9,722                 10,166
                                                                                       -------               --------
   Cash and cash equivalents                                                            27,736                 27,000

Due from mortgage investors                                                                 --                 13,003
Investment and mortgage-backed securities available for sale
   (amortized cost of $68,848 at September 30, 2002 and
   $56,236 at December 31, 2001)                                                        70,481                 57,260
Investment securities held to maturity (fair value of $1,375
   at September 30, 2002 and  December 31, 2001)                                         1,375                  1,375
Cost-basis investments (fair value of $6,034 at September 30,
   2002 and December 31, 2001)                                                           5,794                  5,794

Loans held for sale                                                                     12,915                 13,510

Loans                                                                                  357,842                341,639
Allowance for loan losses                                                               (5,002)                (4,973)
                                                                                      --------               --------
   Net loans                                                                           352,840                336,666

Banking premises and equipment, net                                                      5,108                  4,805
Accrued interest receivable                                                              1,766                  2,067
Other assets                                                                             2,410                  2,150
                                                                                      --------               --------

   Total assets                                                                       $480,425               $463,630
                                                                                      ========               ========

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y

Liabilities:
   Deposits                                                                           $396,655               $398,347
   Borrowed funds                                                                       33,281                 19,082
   Escrow deposits of borrowers                                                          1,178                  1,056
   Accrued interest payable                                                                230                    435
   Accrued expenses and other liabilities                                                3,556                  2,265
                                                                                      --------               --------

     Total liabilities                                                                 434,900                421,185
                                                                                      --------               --------
Stockholders' equity:
   Preferred stock, $.10 par value; Authorized - 10,000,000 shares;
       Issued and outstanding - none                                                        --                     --
   Common stock, $.10 par value;  Authorized - 20,000,000 shares;
       Issued - 8,094,414 shares at September 30, 2002 and
       December 31, 2001; Outstanding - 7,471,521 shares at
       September 30, 2002 and 7,382,731 shares at December 31, 2001                        809                    809
   Additional paid-in capital                                                           35,568                 35,595
   Retained earnings                                                                    13,228                 11,253
   Treasury stock, at cost, 622,893 shares at September 30, 2002,
       and 711,683 shares at December  31, 2001                                         (5,139)                (5,872)
                                                                                      --------               --------
                                                                                        44,466                 41,785
   Accumulated other comprehensive income                                                1,059                    660
                                                                                      --------               --------

      Total stockholders' equity                                                        45,525                 42,445
                                                                                      --------               --------

      Total liabilities and stockholders' equity                                      $480,425               $463,630
                                                                                      ========               ========





          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per-share data)
                                   (Unaudited)

                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                                      -------------------------             --------------------------

                                                        2002            2001                  2002              2001
                                                      --------        --------              --------          --------
Interest and dividend income:
   Interest on loans                                  $  6,186        $  7,585              $ 18,530          $ 22,643
   Interest and dividends on investments                   628             656                 1,768             2,165
   Interest on mortgage-backed securities                  104             183                   362               599
                                                      --------        --------              --------          --------
      Total interest and dividend income                 6,918           8,424                20,660            25,407
                                                      --------        --------              --------          --------
Interest expense:
   Interest on deposits                                  1,522           3,175                 5,461             9,661
   Interest on borrowed funds                              149             317                   377               840
                                                      --------        --------              --------          --------
      Total interest expense                             1,671           3,492                 5,838            10,501
                                                      --------        --------              --------          --------

      Net interest income                                5,247           4,932                14,822            14,906
Provision for  (recovery of) loan losses                     0              38                   -38                47
                                                      --------        --------              --------          --------
      Net interest income after provision for
         loan losses                                     5,247           4,894                14,860            14,859
                                                      --------        --------              --------          --------
Non-interest income:
   Customer service fees                                   561             332                 1,422               942
   Gains on sales of mortgage loans                        141             292                   439               660
   Other                                                     1               4                     7               247
                                                      --------        --------              --------          --------

      Total non-interest income                            703             628                 1,868             1,849
                                                      --------        --------              --------          --------
      Income before non-interest expense and
        income taxes                                     5,950           5,522                16,728            16,708
                                                      --------        --------              --------          --------
Non-interest expense:
   Salaries and employee benefits                        2,008           1,890                 5,930             5,393
   Office occupancy and equipment                          326             311                 1,012               962
   Professional services                                    20              41                   119               139
   Marketing                                               121              70                   283               248
   Outside data processing expense                         156             145                   450               432
   Other                                                   638             535                 1,828             1,545
   Merger-related expenses                                 483              --                   483                --
                                                      --------        --------              --------          --------
      Total non-interest expenses                        3,752           2,992                10,105             8,719
                                                      --------        --------              --------          --------

       Income before income taxes                        2,198           2,530                 6,623             7,989
 Income tax expense                                        661             844                 2,014             2,524
                                                      --------        --------              --------          --------

     Net income                                       $  1,537        $  1,686              $  4,609          $  5,465
                                                      ========        ========              ========          ========

     Basic earnings per share                            $0.21           $0.23                 $0.62             $0.74
                                                      ========        ========              ========          ========

     Diluted earnings per share                          $0.20           $0.22                 $0.59             $0.72
                                                      ========        ========              ========          ========


          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                             (Dollars in thousands)

                                   (Unaudited)

                                                                                                         Accumulated
                                                                 Additional                                 Other
                                        Comprehensive   Common    Paid-in       Retained    Treasury    Comprehensive
                                            Income      Stock      Capital      Earnings     Stock         Income        Total
                                        -------------  --------  ----------     --------    --------    -------------   -------

Balance at December 31, 2001                            $ 809     $35,595        $11,253     ($5,872)      $  660       $42,445

   Comprehensive income:
     Net income                             $4,609         --          --          4,609          --           --         4,609
     Other comprehensive income:
        Unrealized gain on
        securities available
        for sale, net of taxes                 399         --          --             --          --          399           399
                                            ------
   Comprehensive income                     $5,008
                                            ======

   Dividends paid                                          --          --         (2,634)         --           --        (2,634)

   Tax benefit of options exercised                        --         120             --          --           --           120

   Issuance of 88,790 shares for
    exercise of options                                    --        (147)            --         733           --           586
                                                        -----     -------        -------     -------       ------       -------

Balance at September 30, 2002                           $ 809     $35,568        $13,228     ($5,139)      $1,059       $45,525
                                                        =====     =======        =======     =======       ======       =======

          See accompanying notes to consolidated financial statements.

                      WARREN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Nine Months Ended September 30,
                                                                                 ------------------------------------
                                                                                   2002                        2001
                                                                                 --------                    --------
Cash flows from operating activities:
   Net income                                                                    $  4,609                    $  5,465

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

     Provision for (recovery of) loan losses                                          (38)                         47
     Depreciation and amortization                                                    465                         403
     (Prepaid) income tax expense                                                    (181)                         --
     (Accretion)  of premiums and discounts                                           (11)                       (106)
     (Gains) on sales of mortgage loans                                              (439)                       (660)
     Loans originated for sale                                                    (54,561)                    (73,705)
     Proceeds from sales of loans                                                  65,768                      61,229
     Decrease in accrued interest receivable                                          301                          11
     (Increase)   in other assets                                                    (289)                       (104)
     (Decrease) in accrued interest payable                                          (205)                        (18)
     Increase (decrease) in other liabilities and escrow deposits                   1,533                        (699)
                                                                                 --------                    --------

         Net cash provided by (used in) operating activities                       16,952                      (8,137)
                                                                                 --------                    --------
Cash flows from investing activities:
   Purchase of investment securities available for sale                           (52,906)                    (11,856)
   Purchase of investment securities held to maturity                                  --                        (125)
   Purchase of mortgage-backed securities                                              --                      (2,049)
   Proceeds from maturities of investment securities available for sale            37,600                      13,295
   Proceeds from payments of mortgage-backed securities                             2,705                       2,651
   Net (increase) in loans                                                        (13,306)                    (28,273)
   Purchases of premises and equipment                                               (768)                       (191)
                                                                                 --------                    --------

      Net cash (used in) investing activities                                     (26,675)                    (26,548)
                                                                                 --------                    --------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                             (1,692)                     12,026
   Proceeds from Federal Home Loan Bank                                                --                      24,166
   Maturities of Federal Home Loan Bank advances                                   (3,000)                         --
   Net increase in other borrowed funds                                            17,199                       5,910
   Dividends paid                                                                  (2,634)                     (2,464)
   Stock options exercised                                                            586                         155
                                                                                 --------                    --------

          Net cash provided by financing activities                                10,459                      39,793
                                                                                 --------                    --------

   Net  increase in cash and cash equivalents                                         736                       5,108
   Cash and cash equivalents at beginning of period                                27,000                      13,743
                                                                                 --------                    --------

   Cash and cash equivalents at end of period                                    $ 27,736                    $ 18,851
                                                                                 ========                    ========
   Cash paid during the period for:
       Interest                                                                     6,043                      10,519
       Income taxes                                                                  $440                      $3,061

Supplmental noncash activities:
Mortgage loans converted from adjustable-rate
   loans to fixed-rate loans for sale or loans sold                              $  3,274                    $ 10,726


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

EARNINGS PER SHARE

         The components of basic and diluted EPS for the quarters and nine months ended September 30, 2002 and 2001 are as follows:


                                                       QUARTER ENDED SEPTEMBER 30,
                                 NET INCOME              WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                           -------------------------------------------------------------------------------
                            2002           2001           2002           2001           2002        2001
                           ------         ------          -----          -----          -----      -----
                                                   (In thousands, except per-share data)
Basic EPS                  $1,537         $1,686          7,453          7,366          $0.21      $0.23
Effect of dilutive
   stock options               --             --            413            211           (.01)      (.01)
                           ------         ------          -----          -----          -----      -----
Dilutive EPS               $1,537         $1,686          7,866          7,577          $0.20      $0.22
                           ======         ======          =====          =====          =====      =====


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                 NET INCOME             WEIGHTED AVERAGE SHARES      NET INCOME PER SHARE
                           ------------------------------------------------------------------------------
                             2002          2001            2002          2001           2002       2001
                           ------         ------          -----          -----         -----       ----
                                                     (In thousands, except per-share data)
Basic EPS                  $4,609         $5,465          7,423          7,354          $0.62      $0.74
Effect of dilutive
   stock options               --             --            337            187           (.03)      (.02)
                           ------         ------          -----          -----          -----      -----
Dilutive EPS               $4,609         $5,465          7,760          7,541          $0.59      $0.72
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

         Specific reportable segment information as of and for the quarters and nine-month periods ended September 30, 2002 and 2001 is as follows (in thousands):



                                                             QUARTER ENDED SEPTEMBER 30, 2002

                                CORPORATE         RESIDENTIAL      PERSONAL                               WARREN BANCORP
                                 BANKING            MORTGAGE        BANKING     OTHER      ELIMINATIONS    CONSOLIDATED
                                ---------         -----------      --------     ------     ------------   --------------
Interest income-external        $ 5,117              $ 948          $  708      $  145           --          $ 6,918

Interest income-internal             --                 --           1,894          --       $(1,894)             --

Fee and other income                 67                168             468          --            --             703

Net income                        1,587                227              19        (296)           --           1,537

                                                             QUARTER ENDED SEPTEMBER 30, 2001

                                CORPORATE         RESIDENTIAL      PERSONAL                               WARREN BANCORP
                                 BANKING            MORTGAGE        BANKING     OTHER      ELIMINATIONS    CONSOLIDATED
                                ---------         -----------      --------     ------     ------------   --------------

Interest income-external        $ 5,753             $1,820          $  735      $  116            --         $ 8,424

Interest income-internal             --                 --           3,629          --       $(3,629)             --

Fee and other income                 49                310             266           3            --             628

Net income                        1,293                356              201       (164)           --           1,686

                                                        NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                CORPORATE         RESIDENTIAL      PERSONAL                               WARREN BANCORP
                                 BANKING            MORTGAGE        BANKING     OTHER      ELIMINATIONS    CONSOLIDATED
                                ---------         -----------      --------     ------     ------------   --------------
Interest income-external         $15,187            $3,088          $ 2,044     $  341            --         $20,660

Interest income-internal              --                --            6,833         --       $(6,833)             --

Fee and other income                 228               493            1,143          4            --           1,868

Net income                         4,305               606              198       (500)           --           4,609

                                                        NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                CORPORATE         RESIDENTIAL      PERSONAL                               WARREN BANCORP
                                 BANKING            MORTGAGE        BANKING     OTHER      ELIMINATIONS    CONSOLIDATED
                                ---------         -----------      --------     ------     ------------   --------------
Interest income-external         $16,919            $5,799          $ 2,372     $  317            --         $25,407

Interest income-internal              --                --           11,416         --      $(11,416)             --

Fee and other income                 165               690              751        243            --           1,849

Net income                         3,394               951            1,180        (60)           --           5,465

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

INTEREST-RATE SENSITIVITY POSITION


                                                                             SEPTEMBER 30, 2002
                                                -----------------------------------------------------------------------------
                                                  0-3             3-6              6-12              1-5              OVER 5
                                                MONTHS           MONTHS            MONTHS            YEARS             YEARS
                                                --------        --------          --------          --------          -------
                                                                            (Dollars in Thousands)
INTEREST SENSITIVE ASSETS:
Investment securities.......................    $ 48,098        $  4,974          $     --          $ 23,891          $    --
Loans held for sale.........................      12,915              --                --                --               --
Adjustable-rate loans.......................     107,495          10,467            42,667           140,592              438
Fixed-rate loans............................       4,637           4,489             6,521            32,353            8,099
Due from mortgage investors.................          --              --                --                --               --
Mortgage-backed securities..................       1,040           1,420             3,304             1,299               26
                                                --------        --------          --------          --------          -------
   Total interest sensitive assets.........      174,185          21,350            52,492           198,135            8,563
                                                --------        --------          --------          --------          -------
INTEREST SENSITIVE LIABILITIES:
Cash manager and passbook plus
 accounts...................................      31,080          31,080                --                --               --
Time deposits...............................      22,940          28,243            30,173            34,787               --
Other deposits (A)..........................      14,901          14,432            28,602           102,397           11,232
Borrowings..................................      30,624              19                --             2,000              638
                                                --------       ---------          --------          --------          -------
   Total interest sensitive liabilities.....      99,545          73,774            58,775           139,184           11,870
                                                --------       ---------          --------          --------          -------
Excess (deficiency) of interest sensitive
 assets over interest sensitive
 liabilities................................    $ 74,640        $(52,424)         $ (6,283)          $58,951          $(3,307)
                                                ========        ========          ========           =======          =======
Excess of cumulative
 interest sensitive assets over cumu-
 lative interest sensitive liabilities......    $74,640         $ 22,216          $ 15,933           $74,884          $71,577
                                                =======         ========          ========           =======          =======
Cumulative interest sensitive assets
 as a percentage of cumulative
 interest sensitive liabilities.............      175.0%           112.8%            106.9%            120.2%           118.7%
                                                =======         ========          ========           =======          =======
Cumulative excess  as a
 percentage of total assets.................       15.5%             4.6%              3.3%             15.6%            14.9%
                                                =======         ========          ========           =======          =======

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

         From time to time, the Bank has obtained time deposits in denominations of $100,000 and over. The following table summarizes maturities of time deposits of $100,000 or more outstanding at September 30, 2002:

     WITHIN ONE YEAR                                         (IN THOUSANDS)
     ---------------
                  Less than 3 months.........................   $  2,785
                  3 to 6 months..............................      6,823
                  6 to 12 months.............................      4,559
                                                                --------
                                                                  14,167
                  More than 12 months........................      8,747
                                                                --------
                                                                $ 22,914
                                                                ========
CAPITAL ADEQUACY

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

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

         Investment securities and mortgage-backed securities consisting of available-for-sale, held-to-maturity and cost-basis investments, increased to $77.7million at September 30, 2002 from $64.4 million at December 31, 2001. The increase is the result of a net increase of the amortized cost of U.S. Government and related obligations and an increase in the market value of investment securities available for sale. The amortized cost of mortgage-backed securities decreased to $7.1 million at September 30, 2002 from $9.8 million at December 31, 2001 due to principal paydowns. Future increases in interest rates could reduce the value of these investments.

INVESTMENTS AT SEPTEMBER 30, 2002 ARE AS FOLLOWS:

                                                                        GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED       FAIR
                                                       COST              GAINS            LOSSES         VALUE
                                                     ---------        ----------        ----------      -------
                                                                           (IN THOUSANDS)
AVAILABLE FOR SALE

Fixed income mutual funds...................         $  28,490         $1,348           $  (47)         $29,791
FNMA mortgage-backed securities.............             5,200            169               --            5,369
GNMA mortgage-backed securities.............             1,889             79               --            1,968
U.S. Government and related
 obligations................................            27,955              2               --           27,957
Preferred stock.............................             5,314            148              (66)           5,396
                                                     ---------        -------           ------          -------
                                                        68,848          1,746             (113)          70,481
                                                     ---------        -------           ------          -------
HELD TO MATURITY

Foreign government bonds....................             1,375             --               --            1,375

COST BASIS

Stock in Federal Home Loan Bank
  of Boston.................................             4,110             --               --            4,110
Stock in Depositors Insurance Fund
  Liquidity Fund............................               108             --               --              108
Stock in Savings Bank Life Insurance
  Company of Massachusetts .................             1,576            240               --            1,816
                                                     ---------        -------           ------          -------
                                                         5,794            240               --            6,034
                                                     ---------        -------           ------          -------
                                                     $  76,017        $ 1,986           $ (113)         $77,890
                                                     =========        =======           ======          =======

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

         The following table sets forth the classification of the Corporation's loans as of September 30, 2002 and December 31, 2001 (in thousands):

                                 SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                 ------------------        -----------------

Residential mortgages...........        $ 48,595                $ 48,762
Commercial real estate..........         212,449                 200,890
Commercial construction ........          12,767                  13,192
Commercial loans................          49,842                  49,225
Consumer loans..................          34,189                  29,570
                                        --------                --------
                                        $357,842                $341,639
                                        ========                ========

         Residential mortgage loan originations during the 2002 period were $70.6 million compared to $87.0 million in the 2001 period. The Corporation originated $46.4 million in fixed-rate loans during the 2002 period compared to $72.1 million during the 2001 period. Adjustable-rate loans totaling $24.2 million were originated during the 2002 period compared to $14.9 million during the 2001 period. The Corporation sold loans totaling $52.3 million during the
2002 period compared to $76.0 million sold in the 2001 period. .........

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

         The table below details nonperforming loans at:

                                          SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                          ------------------   -----------------
                                                  (DOLLARS IN THOUSANDS)

Accruing loans 90 days or more in arrears..     $  --                $  --
Nonaccrual loans...........................        84                   --
                                                -----                -----
Total nonperforming loans..................     $  84                $  --
                                                =====                =====
Percentage of nonperforming loans to:
Total loans................................      0.02%                 N/A
                                                =====                =====
Total assets...............................      0.02%                 N/A
                                                =====                =====

ALLOWANCE FOR LOAN LOSSES

         The following table presents the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

                                                             2002       2001
                                                           -------    --------
Balance at beginning of period..........................   $ 4,973    $  4,781

Losses charged to the allowance:
    Residential mortgage................................        --          --
    Commercial mortgage and construction................        --          --
    Commercial loans....................................        --          --
    Consumer loans......................................         1           1
                                                           -------    --------
                                                                 1           1
                                                           -------    --------
Loan recoveries:
    Residential mortgage................................        17          21
    Commercial mortgage and construction................        41          66
    Commercial loans....................................         2           5
    Consumer loans......................................         8           9
                                                           -------    --------
                                                                68         101
                                                           -------    --------
Net recoveries..........................................      (67)        (100)
(Recovery of) provision for  loan losses (credited)
  charged  to income....................................       (38)         47
                                                           -------    --------
Balance at end of period................................   $ 5,002    $  4,928
                                                           =======    ========
Allowance to total loans at end of period...............      1.40%       1.35%
                                                           =======    ========
Allowance to nonperforming loans at end of period.......   5,954.8%   1,408.00%
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

LIABILITIES

         Deposits decreased to $396.7 million at September 30, 2002 from $398.3 million at December 31, 2001.

         The following table sets forth the classification of the Corporation's deposits as of September 30, 2002 and December 31, 2001 (in thousands):

                                   SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                   ------------------    -----------------

Noninterest bearing...............      $ 46,788             $  30,640
NOW...............................        58,772                54,029
Money market......................        62,160                53,726
Savings...........................       112,792               106,319
Time..............................       116,143               153,633
                                        --------              --------
                                        $396,655              $398,347
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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

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


RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         On August 15, 2002, the Corporation filed a current report on Form 8-K announcing that the Corporation entered into an Agreement and Plan of Merger with Banknorth Group, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WARREN BANCORP, INC.





DATE:  December 2, 2002                      By: /s/ John R. Putney
                                                --------------------------------
                                                 John R. Putney
                                                 President and
                                                 Chief Executive Officer



DATE:  December 2, 2002                      By: /s/ Paul M. Peduto
                                                --------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                 (Principal Financial Officer
                                                 and Principal Accounting
                                                 Officer)

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER



I, John R. Putney, certify that:

    1. I have reviewed this quarterly report on Form 10-Q/A of Warren Bancorp, Inc.;

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


DATE:  December 2, 2002                          By: /s/ John R. Putney
                                                    ----------------------------
                                                    John R. Putney
                                                    President and
                                                    Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER



I, Paul M. Peduto, certify that:

    1. I have reviewed this quarterly report on Form 10-Q/A of Warren Bancorp, Inc.;

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


DATE:  December 2, 2002                       By: /s/ Paul M. Peduto
                                                 -------------------------------
                                                 Paul M. Peduto
                                                 Treasurer
                                                  (Principal Financial Officer
                                                  and Principal Accounting
                                                  Officer)